Form 10-K
period 2024-12-31
Seadrill Ltd
filed 2025-02-27
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number: 001-39327

SEADRILL LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda	98-1834031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Place, 55 Par-la-Ville Road, Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	+1	(713)	329 1150
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Shares, par value $0.01 per share	SDRL	New York Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes	☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No
As of June 28, 2024, the aggregate market value of the common shares of Seadrill Limited held by non-affiliates was approximately $2.7 billion (based on the closing price of such shares on such date, as reported on the New York Stock Exchange)
As of February 20, 2025, 62,163,028 common shares of the registrant were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒ Yes	☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 annual general meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this annual report, including, without limitation, those regarding the Company’s outlook, plans, strategies, business prospects, financial performance, operations, rig activity and changes and trends in its business and the markets in which it operates, are forward-looking statements. These forward-looking statements can often, but not necessarily, be identified by the use of forward-looking terminology, including the terms "assumes", "projects", "forecasts", "estimates", "expects", "anticipates", "believes", "plans", "intends", "may", "might", "will", "would", "can", "could", "should" or, in each case, their negative, or other variations or comparable terminology. These statements are based on management’s current plans, expectations, assumptions and beliefs concerning future events impacting the Company and therefore involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: those described under Part I, Item 1A, "Risk Factors" in this annual report, offshore drilling market conditions including supply and demand, dayrates, customer drilling programs and effects of new or reactivated rigs on the market, contract awards and rig mobilizations, contract backlog, dry-docking and other costs of maintenance, special periodic surveys, upgrades and regulatory work for the drilling units in the Company’s fleet, the performance of the drilling units in the Company’s fleet, delay in payment or disputes with customers, the Company’s ability to successfully employ its drilling units, procure or have access to financing, ability to comply with loan covenants, fluctuations in the international price of oil, international financial market conditions, inflation, changes in governmental regulations that affect the Company or the operations of the Company’s fleet, increased competition in the offshore drilling industry, the review of competition authorities, the impact of global economic conditions and global health threats, pandemics and epidemics, our ability to maintain relationships with suppliers, customers, employees and other third parties, our ability to maintain adequate financing to support our business plans, our ability to successfully complete and realize the intended benefits of any mergers, acquisitions and divestitures, and the impact of other strategic transactions, our liquidity and the adequacy of cash flows to satisfy our obligations, future activity under and in respect of the Company’s share repurchase program, our ability to satisfy (or timely cure any noncompliance with) the continued listing requirements of the New York Stock Exchange (the "NYSE"), the cancellation of drilling contracts currently included in reported contract backlog, losses on impairment of long-lived fixed assets, shipyard, construction and other delays, the results of meetings of our shareholders, political and other uncertainties, including those related to the conflicts in Ukraine and the Middle East, and any related sanctions, the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, including any litigation related to acquisitions or dispositions, the concentration of our revenues in certain geographical jurisdictions, limitations on insurance coverage, our ability to attract and retain skilled personnel on commercially reasonable terms, the level of expected capital expenditures, our expected financing of such capital expenditures and the timing and cost of completion of capital projects, fluctuations in interest rates or exchange rates and currency devaluations relating to foreign or United States ("U.S.") monetary policy, tax matters, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, legal and regulatory matters in the jurisdictions in which we operate, customs and environmental matters, the potential impacts on our business resulting from decarbonization and emissions legislation and regulations, the impact on our business from climate change generally, the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems, and other important factors described from time to time in the reports filed or furnished by us with the U.S. Securities and Exchange Commission (the "SEC"). The foregoing risks and uncertainties are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. In many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to any person(s) acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by law. Forward-looking and other statements in this annual report regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

SUMMARY OF RISK FACTORS
Risks Relating to Our Business and Industry
•Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, have in the past had and may in the future have a material adverse effect on our business, financial condition and results of operations.
•The success and growth of our business depend on the level of activity in the offshore oil and gas industry generally, and the drilling industry specifically, which are both highly competitive and cyclical, with intense price competition and volatility.
•Consolidation in our industry may impact our results of operations.
•Upgrades, refurbishment, repair and surveying of rigs are subject to risks, including delays and cost overruns, that could have an adverse impact on our available cash resources and results of operations.
•Compliance with, and breach of, the complex laws and regulations governing international trade could be costly, expose us to liability and, together with policy changes affecting international trade, adversely affect our operations.
•Increasing attention to environmental, social and governance matters and climate change may impact us.
•Our aspirations, goals and initiatives related to sustainability, including emissions reduction and our public statements and disclosures regarding the same, expose us to numerous risks.
•Failure to obtain or retain highly skilled personnel, and to ensure they have the correct visas and permits to work in the locations in which they are required, could adversely affect our operations.
•Because our Consolidated Financial Statements reflect fresh start accounting adjustments made upon emergence from bankruptcy in 2022, financial information in other periods of our financial statements are not comparable to Seadrill’s financial information from the 2022 prior period.
•Our customers may seek to cancel or renegotiate their contracts to include unfavorable terms such as unprofitable rates, particularly in the circumstance that operations are suspended or interrupted.
•We may not be able to renew or obtain new and favorable contracts for our drilling units.
•Our contract backlog for our fleet of drilling units may not be realized.
•Our business and operations involve numerous operating hazards, and in the current market we are increasingly required to take additional contractual risk in our customer contracts, which may not be adequately covered by our insurance.
•A substantial portion of our business is dependent on several of our customers as well as dependent on several geographic areas, and the disruption of business with any of these customers or disruption of business within these geographic areas could have a material adverse effect on our financial condition and operating results.
•Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.
•Inflation has adversely affected, and in the future may adversely affect, our operating results.
•We rely on third-party suppliers, manufacturers, and service providers, including subcontractors ("third-party providers"), to provide or maintain parts, crew and equipment, as applicable, for our projects and our operations may be adversely affected by the sub-standard performance or non-performance of those third-party providers due to production disruptions, quality and sourcing issues, labor availability, price increases or consolidation of those third-party providers as well as equipment breakdowns.
•We have experienced, and in the future may experience, risks associated with mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
•The integration of the businesses and the properties we have acquired or may in the future acquire could be difficult and may divert management’s attention away from our existing operations.
•Our fleet is largely concentrated to benign floaters and drillships, which leaves us vulnerable to risks related to lack of diversification.
•The international nature of our operations involves additional risks, including the mobilization and demobilization of our rigs to and from such locations and the potential that sabotage or political and social unrest could negatively impact our operations or the market for our drilling services.
•We are subject to complex environmental laws and regulations that can adversely affect us.
•Failure to adequately protect our sensitive information, operational technology systems and critical data, or our service providers’ failure to protect their systems and data could have a material adverse effect on us.
•We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
•Any violation of anti-bribery, anti-corruption or ethical business practice laws and regulations could have a negative impact on us.
•If our drilling units are located in or connected to countries that are subject to, or targeted by, economic sanctions, export restrictions, or other operating restrictions imposed by the United States, the United Kingdom, the European Union or other governments, our reputation and the market for our debt and our common shares could be adversely affected.
•We have suffered, and may continue to suffer, losses through our investments in other companies in the offshore drilling and oilfield services industry, which could have a material adverse effect on us.
•Labor costs restrictions could increase following collective bargaining negotiations and changes in labor laws and regulations.
•The physical effects of, and regulations and disclosure requirements with respect to, greenhouse gas emissions and climate change could have a negative impact on our business.
•Our drilling contracts with national oil companies may expose us to greater risks than with non-governmental customers.
•Control of oil and natural gas reserves by national oil companies may affect the demand for our services and products and create additional risks in our operations.
•There can be no assurance that the use of our drilling units will not infringe the intellectual property rights of others.
•Imposition of laws, executive actions or regulatory initiatives to restrict, delay or cancel leasing, permitting or drilling activities in deepwaters of the United States or foreign countries may reduce demand for our services and products and have a material adverse effect on our business, financial condition or results of operations.
Financial and Tax Risks
•We have a significant amount of debt, and we may still be able to incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.
•The agreements governing our debt contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business.
•We may be unable to meet our capital allocation framework goal of returning at least 50% of Free Cash Flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our Shares.
•We are a holding company, and we are dependent upon cash flow from subsidiaries and joint ventures to meet our obligations.
•We may recognize impairments on long-lived assets and intangible assets or recognize impairments on equity method investments.
•Fluctuations in exchange rates and the non-convertibility of currencies could result in losses to us.
•A change in tax laws in any country in which we operate could result in higher tax expense.
•A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in higher taxes on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.
Regulatory and Legal Risks
•The issuance of share-based awards may dilute investors’ holding of Shares, and substantial sales of or trading in Shares could occur, which could cause the price of Shares to be adversely affected.
•Because we are a foreign corporation, you may not have the same rights that a shareholder in a U.S. corporation may have.
•Our Bye-Laws limit shareholders’ ability to bring legal action against our officers and directors.
•Legislation enacted in Bermuda as to Economic Substance may affect our operations.
•We may be subject to litigation, arbitration, other proceedings and regulatory investigations that could have an adverse effect on us.
•The loss of our status as a “foreign private issuer” could result in additional cost.

PART I
Item 1. Business
General
We are an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drillships and semi-submersible rigs for operations in shallow to ultra-deepwater in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies, and independent oil and gas companies. In addition, we provide management services to certain affiliated entities.
As of December 31, 2024, we owned a total of 15 drilling units, of which 11 were operating (inclusive of one leased to the Sonadrill joint venture), one 6th generation drillship was undergoing contract preparations for a contract that commenced during February 2025, and three were cold stacked. The 11 operating units include 10 benign floaters (comprising seven 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment unit (comprising of one jackup). In addition to our owned assets, as of December 31, 2024, we managed two drilling units owned by Sonangol.
We are recognized for providing high quality operations, in some of the most challenging sectors of offshore drilling and have worldwide operations based on where activities are conducted in the global oil and gas industry. As of December 31, 2024, we employed approximately 3,300 employees across the globe.
Seadrill Limited (previously known as "Seadrill 2021 Limited") (the "Successor"), is an exempted company limited by shares incorporated under the laws of Bermuda and in accordance with the Bermuda Companies Act 1981 (the "Bermuda Companies Act"). Successor was incorporated on October 15, 2021, under the name Seadrill 2021 Limited. On February 22, 2022 ("Effective Date"), Seadrill Limited and certain of its subsidiaries, that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court ("the Debtors") emerged from bankruptcy proceedings in accordance with the terms and conditions of Seadrill's Plan of Reorganization. Seadrill Limited became the ultimate parent holding company of the Seadrill Limited group of companies (the "Group"), at which point its name was changed to Seadrill Limited ("Seadrill", "we", "us", "our", and "Company"). The Company is registered with the Bermuda Registrar of Companies under registration number 202100496.
From July 2, 2018, to the Effective Date, the ultimate parent holding company of the Group was Seadrill Limited, an exempted company limited by shares incorporated under the laws of Bermuda on March 14, 2018 with registration number 53439 ("Old Seadrill Limited" or the "Predecessor").
Old Seadrill Limited was previously listed under the symbol "SDRL" on the NYSE and the Oslo Stock Exchange ("OSE"). On June 19, 2020, it was delisted from the NYSE and traded on the OTC Pink Market under the symbol "SDRLF". Following the Effective Date, trading of Old Seadrill Limited’s shares was suspended on both exchanges.
On April 28, 2022, Seadrill Limited completed a listing of its common shares, par value $0.01 per share (“Shares” or “common shares”), on Euronext Expand. On October 11, 2022, Seadrill Limited received approval to relist its Shares on the NYSE under the ticker symbol "SDRL". The Shares commenced trading on October 14, 2022. Following the listing on the NYSE, the status of Seadrill Limited’s listing on the Euronext Expand market of the OSE was changed from a primary to a secondary listing. On November 17, 2022, the Shares were moved from the Euronext Expand market to the main list of the OSE.
The Company submitted an application to delist its common shares on the OSE, on April 30, 2024. Oslo Bors approved the Company’s delisting from the OSE, following an affirmative shareholder vote at the Company’s Annual General Meeting in April 2024. The last day of trading our common shares on the OSE was September 9, 2024, with our common shares being delisted from the OSE on September 10, 2024.
Overall Strategy
Our vision is to set the standard in offshore drilling, and we deliver this vision through the four pillars of our strategy:
i.Best, safe, efficient, and reliable operations
Our objective is to unlock energy safely, efficiently, and responsibly for our clients globally. In order to achieve this, we leverage a modern rig fleet combined with a motivated, highly skilled and experienced workforce.
ii.Fleet competitiveness
Having the right rigs in the right regions allows us to offer a range of assets to suit the diverse and specific needs of our customers, while positioning ourselves for future growth in the industry. Our modern rig fleet with key technological upgrades offers superior technical capabilities, resulting in high operational reliability.
iii.Customer focused
We have established robust, long-term relationships with key players in the industry, and we will seek to deepen and strengthen these relationships further. This involves identifying additional value-adding services for our customers and developing long-term, mutually beneficial partnerships. We strive to provide the best possible service to our customers and be valued partners in their success.
iv.Leading organization
We are proud of our culture and we recognize that our business is built on people. As part of our strategy, we aim to recruit, retain, and develop the best people in the industry and to build a dynamic organization that continually adapts to ever-evolving business needs.

Our Fleet
We categorize the drilling units in our fleet as (a) floaters, (b) jackup rigs and (c) harsh environment.
a) Floaters
Drillships:
Drillships are self-propelled ships equipped for drilling offshore in water depths ranging from 1,000 to 12,000 feet and are positioned over the well through a dynamic positioning thruster system with multiple levels of redundancy for safety. Drillships are suitable for drilling in remote locations because of their mobility and large load-carrying capacity. Depending on the country of operation, drillships operate with crews of 120 to 160 people.
Semi-submersible drilling rigs:
Semi-submersible rigs consist of an upper working and living quarters deck connected to a lower hull consisting of columns and pontoons. Such rigs operate in a "semi-submerged" floating position, in which the lower hull is below the waterline and the upper deck protrudes above the surface. The rig is situated over a wellhead location and remains stable for drilling in the semi-submerged floating position, due in part to its wave transparency characteristics at the water line.
Semi-submersible rigs can be moored, dynamically positioned or positioned with a combination of mooring with thruster assist. Moored semi-submersible rigs are positioned over the wellhead location with anchors and typically operate in shallow water depths. Dynamically positioned semi-submersible rigs are positioned over the wellhead through a dynamic positioning thruster system with multiple levels of redundancy for safety and typically operate in water depths ranging from 700 to 10,000 feet. Depending on the country of operation, semi-submersible rigs generally operate with crews of 110 to 130 people.
b) Jackup Rigs
Jackup rigs are mobile, self-elevating drilling platforms equipped with legs that are lowered to the seabed. A jackup rig is mobilized to the drill site with a heavy lift vessel or a wet tow. At the drill site, the legs are lowered until they penetrate the sea bed and the hull is elevated to an approximate operational air gap of 50 to 100 feet depending on the expected environmental forces. After completion of the drilling operations, the hull is lowered to floating draft, the legs are raised and the rig can be relocated to another drill site. Jackup rigs are generally suitable for water depths of 450 feet or less and operate with crews of 80 to 110 people.
c) Harsh Environment
Harsh environment rigs include both semi-submersibles and jackup rigs that have a number of design modifications to be able to handle weather conditions as seen in the North Sea, Southern Africa, Australia and Canada. Compared to benign environment rigs, these modifications include increased variable load to reduce the need for resupply, increased air gap to increase wave clearance, changes in the geometry of the legs or columns to improve stability, and greater spacing between the legs or columns. Harsh environment rigs tend to be larger, heavier and more expensive to construct than benign environment rigs.
We are recognized for providing high quality operations, in some of the most challenging sectors of offshore drilling and have worldwide operations based on where activities are conducted in the global oil and gas industry. Our competitive strengths focus on four key areas:
i.Scale and age
Since our inception in 2005, we have developed into a large worldwide offshore drilling company, with a significant geographical footprint. All of our drilling units were delivered after 2007.
ii. Unwavering commitment to safety and the environment
We believe that the combination of quality drilling units and a highly skilled workforce allows us to provide our customers with safe, efficient and reliable operations. As part of our overall Environmental, Social and Governance ("ESG") focus, we seek to behave responsibly towards our shared environment, with a drive to reduce our overall carbon footprint. We value the health, safety and security of our workforce and the communities in which we operate.
iii. Technologically advanced fleet
Our drilling units are amongst the most technologically advanced in the world. Our modern fleet offers superior technical capabilities, resulting in high operational reliability. Our proven operational track record and fleet composition positions us well to secure new drilling contracts and continue relationships with existing customers.
iv. Long-term, enduring customer relationships
We have strong relationships with our customers that are based on trust in our people, operational track record and the quality and reliability of our assets. Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies.

Drilling units
The following table, presented as of December 31, 2024, provides certain specifications for our drilling units. Unless otherwise noted, the stated location of each drilling unit indicates either the drilling location as of December 31, 2024, if the drilling unit was operating, or the next operating location, if the drilling unit was mobilizing for a new contract.

Unit	Drilling unit type	Year built	Water depth (feet)	Drilling depth (feet)	Location as of December 31, 2024	Estimated month of rig availability
West Carina	Drillship	2015	12,000	37,500	Brazil	January 2026
West Jupiter	Drillship	2014	12,000	37,500	Brazil	March 2029
West Neptune	Drillship	2014	12,000	37,500	USA	April 2026
West Saturn	Drillship	2014	12,000	37,500	Brazil	October 2026
West Tellus	Drillship	2013	12,000	37,500	Brazil	April 2029
West Auriga	Drillship	2013	12,000	37,500	Brazil	December 2027
West Vela	Drillship	2013	12,000	37,500	USA	September 2025
West Gemini	Drillship	2010	10,000	37,500	Angola	May 2025
West Capella	Drillship	2008	10,000	37,500	South Korea	February 2025
West Polaris	Drillship	2008	10,000	37,500	Brazil	February 2028
Sevan Louisiana	Semi-submersible	2013	10,000	35,000	USA	June 2025
West Eclipse	Semi-submersible	2011	10,000	40,000	Namibia	Available
West Aquarius	Semi-submersible	2009	10,000	34,500	Norway	Available
West Phoenix	Semi-submersible	2008	10,000	29,500	Norway	Available
West Elara	Jackup	2011	492	35,000	Norway	Mar 2028
Contract Drilling Operations
In general, we contract our drilling units to oil and gas companies to provide offshore drilling services at an agreed dayrate for a fixed contract term or on a well completion basis. Dayrates can vary, depending on the type of drilling unit and its capabilities, contract length, geographical location, operating expenses, taxes and other factors such as prevailing economic conditions. The customer bears substantially all the ancillary costs of constructing the well and supporting drilling operations, as well as most of the economic risk relative to the success of the well.
Where operations are interrupted or restricted due to equipment breakdown or operational failures, we do not generally receive dayrate compensation for the period of the interruption in excess of contractual allowances. Furthermore, the dayrate we receive can be reduced in instances of interrupted or suspended service due to, among other things, repairs, upgrades, weather, maintenance, force majeure or requested suspension of services by the customer and other operating factors.
However, contracts normally allow for compensation when factors beyond our control, including weather conditions, influence the drilling operations and, in some cases, for compensation when we perform planned maintenance activities. In some of our contracts, we are entitled to cost escalation to compensate for industry specific cost increases as reflected in publicly available cost indexes.
We may receive lump sum or dayrate based fees for the mobilization of equipment and personnel or for capital additions and upgrades prior to the start of drilling services. In some cases, we may also receive lump sum or dayrate based fees for demobilization upon completion of a drilling contract.
Our contracts may generally be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for an extended period because of a breakdown of major rig equipment, "force majeure" or upon the occurrence of other specified conditions. Some contracts include provisions that allow the customer to terminate the contract without cause for a specified early termination fee.
A drilling unit may be "stacked" if it has no contract in place. Drilling units may be either warm stacked or cold stacked. When a rig is warm stacked, the rig is idle but can deploy quickly if an operator requires its services. Cold stacking a rig involves reducing the crew to a few key individuals or removal of the entire crew and storing the rig in a harbor, shipyard or designated area offshore.
Backlog
Refer to Part II, Item 7, " Management's Discussion and Analysis of Financial Condition and Results of Operations" for backlog information.
Markets
Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. We operate in a single, global offshore drilling market, as our drilling units are mobile assets and are able to be moved according to prevailing market conditions. For details of our revenues and fixed assets by geography, refer to Note 6 – "Segment information" to the Consolidated Financial Statements included herein.
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations - Market Overview and Trends" for additional details.

Customers
Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities. The following customers had total revenues greater than 10% of our consolidated operating revenues in any of the periods presented:

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Sonadrill	22%	17%	21%	9%
Petrobras	18%	16%	—%	—%
Var Energi	7%	9%	14%	11%
Equinor	7%	6%	14%	10%
ConocoPhillips	7%	5%	13%	13%
Lundin	—%	—%	1%	12%
Others	39%	47%	37%	45%
	100%	100%	100%	100%
Competition
The offshore drilling industry is highly competitive, with market participants ranging from large multinational companies to small locally-owned companies. The demand for offshore drilling services is driven by oil and gas companies’ exploration and development drilling programs. These drilling programs are affected by oil and gas companies’ expectations regarding oil and gas prices, anticipated production levels, worldwide demand for oil and gas products, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments.

Oil and gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for drilling services. Variations in market conditions during cycles impact us in different ways, depending primarily on the length of drilling contracts in different regions.

Offshore drilling contracts are generally awarded on a competitive bid basis or through privately negotiated transactions. In determining which qualified drilling contractor is awarded a contract, the key factors are pricing, rig availability, technical specification, rig location, condition and integrity of equipment, their record of operating efficiency, safety performance record, crew experience, reputation and industry standing and customer relations.

Furthermore, competition for offshore drilling units is generally on a global basis, as rigs are highly mobile. However, the cost associated with mobilizing rigs between regions is sometimes substantial, as entering a new region could necessitate upgrades of the unit and its equipment to specific regional requirements.

Human Capital
As of December 31, 2024, we had approximately 3,300 employees worldwide, including contracted-in staff.

Code of Conduct and Human Rights
Our Code of Conduct is available to all Seadrill employees, partners, suppliers, vendors and contractors and is available in English, Norwegian, and Portuguese. Our Code of Conduct is our guide to assess our decisions and actions that help us live up to our values. Our Code of Conduct also confirms our zero-tolerance attitude towards human rights violations, modern slavery, and human trafficking.

Labor Rights
As we employ people in a number of locations globally, in some locations, predominantly Norway and Brazil, employees and contract labor are represented by collective bargaining agreements ("CBAs"). As part of the legal obligations in some of these agreements, we are required to contribute certain amounts to retirement and pension funds. In addition, many of these employees are working under agreements that are subject to salary negotiation, which could result in higher personnel costs, other increased costs or increased operating restrictions that could adversely affect our financial performance. We consider our relationships with the various unions to be stable. The CBAs in place relating to Norway's employees have no set expiry and are reviewed every two years. Separate agreements are in place for the Onshore and Offshore populations. The CBA in place in Brazil is negotiated annually and was successfully negotiated for the period from September 2024 to August 2025, when it is up for its annual negotiations.

Talent
Our success is driven by the passion and expertise of our people, and we are dedicated to attracting and retaining the best talent in the industry and the markets where we operate. We are committed to providing a positive employee experience and fostering a safe and supportive work environment that aligns with our values and meets the diverse needs of our people.

As part of our commitments to attract and retain talent, we empower our employees to take ownership of their careers by:
•Hiring the right people for the right roles;
•Cultivating a high performance culture supported by effective performance management processes;
•Supporting our people to fulfill their potential and to build their careers through training and personal development; and
•Providing competitive and consistent reward policies that recognize and celebrate individual team contributions.

Training
Our industry-leading well control training sets the standard for comprehensive instruction. In collaboration with the International Well Control Forum ("IWCF"), we have developed a training program that incorporates advanced technical and behavioral simulations and meets the industry standards for enhanced well control training. This comprehensive training is implemented worldwide across our fleet. Our goal is to internally train and develop all our drillers to meet the enhanced standard as set by the IWCF and International Association of Drilling Contractors ("IADC"), and we are making steady progress toward achieving this objective.

We have also established the Seadrill Development Academy, an enhanced drilling simulator suite that provides employees with a fully immersive setting, mimicking the very challenges faced by offshore drillers. The simulator allows us to create a fully customized course for the Drillers Development Program, the Rig Senior Management and High Performing Teams. This simulator gives us a state-of-the-art facility at our disposal, enabling us to learn from operational events, or precisely plan technically challenging wells, thus furthering our objective of continuous improvement.

Safety
Seadrill is dedicated to establishing a secure work environment where effective barriers to control the hazards in our operations manage risk and everyone’s well-being is prioritized. The health, well-being, and safety of our employees, service providers, customers, third parties and stakeholders to our operations are of utmost significance to us. We strive to be a beacon of excellence, setting an example for the offshore drilling industry through our comprehensive health, safety and environmental management system. All health, safety and environmental incidents, including near misses, are investigated to identify learnings to enable us to strengthen and improve barriers and controls to manage hazards and mitigate risk to an acceptable level to enable safe, efficient and reliable operations. We measure our safety performance in terms of widely accepted ratios with the use of industry standards, including the total recordable incident rate (“TRIR”), which represents the number of recordable work-related injuries or illnesses for every 200,000 hours worked. During the year ended December 31, 2024, our TRIR was 0.36, which was below the IADC average of 0.44 for the areas in which Seadrill operates.
Environmental and Other Regulations in the Offshore Drilling Industry
Our operations are subject to numerous laws and regulations in the form of international treaties and maritime regimes, flag state requirements, national environmental laws and regulations, navigation and operating permits requirements, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our drilling units operate or are registered, which can significantly affect the ownership and operation of our drilling units. For details of environmental laws and regulations affecting our operations, refer to Part I, Item 1A, "Risk Factors – Risks Relating to Our Business and Industry – Increasing attention to environmental, social and governance matters and climate change may impact us."
i.Flag State Requirements
All our drilling units are subject to regulatory requirements of the flag state where the drilling unit is registered. The flag state requirements are international maritime requirements and, in some cases, further interpolated by the flag state itself. These include engineering, safety and other requirements related to the maritime industry. In addition, each of our drilling units must be "classed" by a classification society. The classification society certifies that the drilling unit is "in-class," signifying that such drilling unit has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the flag state and the international conventions of which that country is a member. Maintenance of class certification requires expenditure and can require taking a drilling unit out of service from time to time for repairs or modifications to meet class requirements. Our drilling units must generally undergo class surveys annually and a renewal survey once every five years. In addition, for some of the internationally-required class certifications, such as the Code for the Construction and Equipment of Mobile Offshore Drilling Units (the "MODU Code") certificate, the classification society will act on a flag state’s behalf. The classification society can also act on behalf of the flag state for survey and issue of international certification. Port states can also impose stricter regimes than the flag state when the drilling unit is operating in their territorial waters.
ii.International Maritime Regimes
Applicable international maritime regime requirements include, but are not limited to, the International Convention on Civil Liability for Bunker Oil Pollution Damage, the International Convention for the Safety of Life at Sea of 1974, as from time to time amended, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, the MODU Code, and the International Convention for the Prevention from Ships International Convention for the Control and Management of Ships’ Ballast Water and Sediments of 2004, as from time to time amended (the "BWM Convention"). These various conventions regulate air emissions and other discharges to the environment from, and safety matters related to, our drilling units worldwide, and we may incur costs to comply with these regimes and continue to comply with these regimes as they may be amended in the future. In addition, these conventions impose liability for certain discharges, including strict liability in some cases. For details of these laws and regulations, refer to Part I, Item 1A, "Risk Factors - Risks Relating to Our Business and Industry - We are subject to complex environmental laws and regulations that can adversely affect us."

The BWM Convention requires mandatory ballast water treatment. The BWM Convention entered into force on September 8, 2017. Under its requirements, only ballast water treatment will be accepted from the next International Oil Pollution Prevention renewal survey (after September 8, 2019). All Seadrill units considered in operational status and operating in areas subject to the BWM Convention by International Maritime Organization guidelines are in full compliance therewith.
iii.Environmental Laws and Regulations
Applicable environmental laws and regulations include the U.S. Oil Pollution Act, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, the U.S. Clean Water Act, the U.S. Clean Air Act, U.S. Maritime Transportation Safety Act, European Union regulations, including the EU Directive 2013/30 on the Safety of Offshore Oil and Gas Operations, and Brazil’s National Environmental Policy Law (6938/81), Environmental Crimes Law (9605/98) and Federal Law (9966/2000) relating to pollution in Brazilian waters. These laws govern the discharge of materials into the environment or otherwise relate to pollution or protection of the environment and natural resources. In certain circumstances, these laws may impose strict, joint and several liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. Implementation of new environmental laws or regulations that may apply to ultra-deepwater drilling units may subject us to increased costs or limit the operational capabilities of our drilling units and could materially and adversely affect our operations and financial condition. It is not possible to predict the impact of the Trump Administration on U.S. climate and energy initiatives at this time. While the Trump Administration may seek to reverse some or all of these U.S. initiatives, it is unknown whether such reversals will ultimately be successful. For details of these laws and regulations, refer to Part I, Item 1A, "Risk Factors - Risks Relating to Our Business and Industry - We are subject to complex environmental laws and regulations that can adversely affect us."
iv.Safety Requirements
Our operations are subject to special safety regulations relating to drilling and to the oil and gas industry in many of the countries where we operate. The United States undertook substantial revision of safety regulations applicable to our industry following the 2010 Deepwater Horizon Incident, in which we were not involved. Other countries also have undertaken or are undertaking a review of their safety regulations related to our industry. These safety regulations may impact our operations and financial results by adding to the costs of exploring for, developing and producing oil and gas in offshore settings. For instance, on August 23, 2023, the Bureau of Safety and Environmental Enforcement ("BSEE") published a final rule that revised well control regulations that established more stringent design requirements and operational procedures for critical well control equipment used in offshore oil and gas drilling and BSEE has also implemented a risk-based inspection program for offshore facilities. The EU also undertook a significant revision of its safety requirements for offshore oil and gas activities following the Deepwater Horizon Incident through the issue of the EU Directive 2013/30 on the Safety of Offshore Oil and Gas Operations. In Brazil, the drilling industry is subject to the regulations of the National Agency for Petroleum, Natural Gas and Biofuels ("ANP"), which is the regulating body for the activities within the oil, natural gas and biofuels industries in Brazil. These and other future safety and environmental laws and regulations regarding offshore oil and gas exploration and development may increase the cost of our operations, lead our customers to not pursue certain offshore opportunities and result in additional downtime for our drilling units. In addition, if material spill events similar to the Deepwater Horizon Incident were to occur in the future, or if other environmental or safety issues were to cause significant public concern, the United States or other countries could elect to, again, issue directives to cease drilling activities in certain geographic areas for lengthy periods of time.
v.Navigation and Operating Permit Requirements
Numerous governmental agencies issue regulations to implement and enforce the laws of the applicable jurisdiction, which often involve lengthy permitting procedures, impose difficult and costly compliance measures, particularly in ecologically sensitive areas, and subject operators to substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. Some of these laws contain criminal sanctions in addition to civil penalties.
vi.Local Content Requirements
Governments in some countries have become increasingly active in local content requirements on the ownership of drilling companies, local content requirements for equipment utilized in our operations, and other aspects of the oil and gas industries in their countries. There are currently local content requirements in relation to drilling unit contracts in which we are participating in Brazil. Although these requirements have not had a material impact on our operations in the past, they could have a material impact on our earnings, operations and financial condition in the future.
vii.Other Laws and Regulations
In addition to the requirements described above, our international operations in the offshore drilling segment are subject to various other international conventions and laws and regulations in countries in which we operate, including laws and regulations relating to the importation of, and operation of, drilling units and equipment, currency conversions and repatriation, oil and gas exploration and development, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling units and other equipment. There is no assurance that compliance with current laws and regulations or amended or newly adopted laws and regulations can be maintained in the future or that future expenditures required to comply with all such laws and regulations in the future will not be material.

Information About Our Executive Officers
The following sets forth information regarding our executive officers as of February 27, 2025:

Name	Age	Position
Simon Johnson	54	President and Chief Executive Officer
Grant Creed	44	Executive Vice President and Chief Financial Officer
Samir Ali	39	Executive Vice President, Chief Commercial Officer
Torsten Sauer-Petersen	52	Executive Vice President, Human Resources
Todd Strickler	47	Senior Vice President and General Counsel
Marcel Wieggers	52	Senior Vice President, Operations
Simon Johnson. Simon William Johnson serves as the President and Chief Executive Officer of the Company. Mr. Johnson was appointed to such roles in March 2022. Mr. Johnson has worked internationally for the past 28 years for a number of publicly listed offshore drilling contractors, including the Company, Diamond Offshore, Noble Corporation, and Borr Drilling. His early career saw exposure to various rig and shore-based operational roles for MODUs in Southeast Asia before migrating to more commercially focused roles including Senior Vice President - Marketing and Contracts at Noble Corporation and Chief Executive Officer of Borr Drilling. Mr. Johnson has demonstrated strengths in strategy development, investor outreach, and relationship management. Mr. Johnson has many years of exposure to board engagements and associated corporate governance and compliance issues. Mr. Johnson holds a Bachelor of Commerce (Economics & Finance) from Curtin University and has completed the Advanced Management Program at Harvard Business School. Mr. Johnson holds Australian citizenship and resides in Texas.
Grant Creed. Grant Creed serves as Executive Vice President and Chief Financial Officer of the Company. Mr. Creed was appointed to such roles in May 2021. Mr. Creed joined the Company in 2013 and has held various positions within the Seadrill Group including Chief Restructuring Officer, VP Mergers & Acquisitions, and VP Corporate and Commercial Finance. Prior to joining the Company, he held M&A Transaction Services and Audit positions at Deloitte. Mr. Creed is a chartered accountant and holds a Bachelor of Commerce in Accounting from the University of Port Elizabeth, South Africa. Mr. Creed holds South African, Australian and British citizenships and resides in Texas.
Samir Ali. Samir Ali serves as Executive Vice President, Chief Commercial Officer of the Company. Mr. Ali was appointed to such role in August 2022. Prior to joining the Company, Mr. Ali was with Diamond Offshore for eight years, most recently serving as VP Investor Relations and Corporate Development. He previously held roles as both a debt and equity investment portfolio manager at Bain Capital and as an investment banker at Simmons & Company. He has a degree in Finance and International Business from New York University. Mr. Ali is a U.S. citizen and resides in Texas.
Torsten Sauer-Petersen. Torsten Sauer-Petersen serves as Executive Vice President, Human Resources of the Company. Mr. Sauer-Petersen was appointed to such role in March 2022. Mr. Sauer-Petersen joined Seadrill in February 2011 and has over 25 years of experience in the drilling industry. Prior to joining the Company, he held various human resources positions within Maersk Drilling. Mr. Sauer-Petersen holds an MBA from the International Institute of Management Development (IMD) in Lausanne, Switzerland. Mr. Sauer-Petersen is a Danish citizen and resides in Texas.
Todd Strickler. Todd Strickler serves as Senior Vice President and General Counsel of the Company. Mr. Strickler was appointed to such roles in February 2023. Mr. Strickler has over 15 years’ experience in the offshore drilling and oilfield services sectors. Prior to joining the Company, he served as General Counsel and Chief Administrative Officer at Wellbore Integrity Services since 2019. Mr. Strickler was the SVP of Administration, General Counsel, and Corporate Secretary for Paragon Offshore from its inception in 2014 until its sale in 2018. Prior to that, he served as Associate General Counsel for Noble Drilling from 2009 to 2014. Mr. Strickler holds a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin and a Doctor of Law from The University of Texas Law School. Mr. Strickler is a U.S. citizen and resides in Texas.
Marcel Wieggers. Marcel Wieggers serves as the Senior Vice President, Operations of Seadrill Management. Mr. Wieggers was appointed to such role in December 2023. Mr. Wieggers has over 25 years of experience in the offshore drilling industry. During his extensive tenure spanning over 14 years within Seadrill, Mr. Wieggers has demonstrated remarkable progression through various key roles. Commencing his journey as a Toolpusher, he ascended the ranks, culminating in his recent position as Vice President, Operations overseeing the Company’s Floater and Harsh Environment fleets prior to his appointment to Senior Vice President, Operations. His seasoned experience encompasses both offshore and onshore capacities, spanning continents including Africa, Asia, Europe, South America, and North America. Mr. Wieggers holds a Bachelor’s in Engineering, Drilling and Production Technology from Amsterdam University of Applied Sciences. He has completed the Accelerated Development Program from London Business School and the Advanced Management Program from the International Institute for Management Development (IMD). Mr. Wieggers is a Dutch citizen and resides in Texas.

Board of Directors of Seadrill Limited
Ms. Julie J. Robertson – Chair of our Board of Directors and Former Executive Chairman, President and Chief Executive Officer of Noble Corporation plc and its predecessor companies.
Mr. Jean Cahuzac – Former Chief Executive Officer of Subsea 7 S.A.
Mr. Jan Kjærvik – Former Interim Treasurer for GE Energy businesses (Vernova).
Mr. Mark McCollum – Former President and Chief Executive Officer of Weatherford International plc.
Mr. Harry Quarls – Former Managing Director at Global Infrastructure Partners.
Mr. Andrew Schultz – Lawyer, experienced turnaround investor and former executive.
Mr. Paul Smith – Founder and Principal of Collingwood Capital Partners.
Mr. Jonathan Swinney – Former Chief Financial Officer of EnQuest PLC.
Ms. Ana Zambelli – Former Managing Director in Brookfield’s Private Equity Group.

Available Information
We make available free of charge through our website, www.seadrill.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC, including Seadrill. The SEC website is www.sec.gov.
Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investors section of our website (www.seadrill.com) to communicate with investors and we intend to post presentations and fleet status reports there, among other things. It is possible that the financial and other information posted there could be deemed to be material information.

The information on our website is not part of, and is not incorporated into, this annual report. Furthermore, references to our website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors
You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our Shares. Unless otherwise indicated, all information concerning our business and our assets is as of December 31, 2024. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Relating to Our Business and Industry
Our business depends on the level of activity in the oil and gas industry. Adverse developments affecting the industry, including a decline in the price of oil or gas, reduced demand for oil and gas products and increased regulation of drilling and production, have in the past had and may in the future have a material adverse effect on our business, financial condition and results of operations.
Our business depends on the level of oil and gas exploration, development and production in offshore areas worldwide that is influenced by oil and gas prices and market expectations of potential changes in these prices.
Oil and gas prices and the level of activity in offshore oil and gas exploration and development are extremely volatile and are affected by numerous factors beyond our control, including, but not limited to, the following:
•worldwide production of, and demand for, oil and gas, geographical dislocations in supply and demand, and our customers’ views of future demand for oil and gas, which are impacted by changes in the rate of economic growth in the global economy;
•the cost of exploring for, developing, producing and delivering oil and gas;
•expectations regarding future energy prices and production;
•advances in exploration, development and production technology either onshore or offshore, and the relative cost of offshore oil and gas exploration versus onshore oil and gas production;
•the availability of, and access to, suitable locations from which our customers can produce hydrocarbons and the rate of decline of reserves;
•the ability of oil and gas companies to raise capital, and the allocation of capital to exploration and production operations within customers’ broader portfolios;
•the development and exploitation of alternative fuels and unconventional hydrocarbon production, including shale;
•potential acceleration in the investment in, and the development, price and availability of, alternative energy sources;
•technical advances affecting energy consumption, including the displacement of hydrocarbons;
•inventory levels, and the cost and availability of storage and transportation of oil, gas and their related products;
•oil refining capacity;
•the ability or willingness of the Organization of the Petroleum Exporting Countries ("OPEC"), and other non-member nations, including Russia, to set and maintain levels of production and pricing, and the level of production in non-OPEC countries;
•international sanctions on oil-producing countries, or the lifting of such sanctions, and export licensing requirements;
•government regulations, including restrictions on offshore transportation of oil and natural gas;
•local and international political, economic and weather conditions;
•domestic and foreign tax policies;
•merger, acquisition and divestiture activity among oil and gas industry participants;
•worldwide economic and financial problems, including, for example, inflationary pressures and supply chain disruptions, the resulting fears of recession and the corresponding decline in the demand for oil and gas and, consequently, our services;
•the occurrence or threat of a major natural disaster, catastrophic event, epidemic or pandemic, as well as any governmental response to such occurrence or threat;
•changes in and compliance with environmental laws, regulations and other initiatives, including those involving alternative energy sources, the phase-out of fossil fuel consuming vehicles, and the risks of global climate change; and
•the worldwide political and military environment, including uncertainty or instability resulting from civil disorder, geopolitical instability, border disputes or an escalation or additional outbreak of armed hostilities or other crises in the Middle East, Eastern Europe or other geographic areas or acts of terrorism in the United States, Europe or elsewhere, including, for example, the ongoing conflicts in Ukraine and the Middle East and the Guyana-Venezuela dispute, and their respective regional and global ramifications.
As an example of the volatility in oil prices, Brent fell to $9 a barrel in April 2020 before a recovery in oil and gas prices toward the end of 2020 through part of 2022. As of December 31, 2024, Brent closed at a price of $74.64 a barrel. Although prices have partially recovered, they remain volatile; and there is no guarantee such recovery will be sustained. Even so, higher prices do not necessarily translate into increased drilling activity because our customers take into account a number of considerations when they decide to invest in offshore oil and gas resources.

Adverse developments affecting the industry as a result of one or more of the above factors, including a decline in the price of oil and gas from their current levels or the failure of the price of oil and gas to remain consistently at a level that encourages our customers to maintain or expand their capital spending, would have a material adverse effect on our business, financial condition and results of operations. However, increases in near-term commodity prices do not necessarily translate into increased offshore drilling activity because customers’ expectations of longer-term future commodity prices and expectations regarding future demand for hydrocarbons typically have a greater impact on demand for our rigs. The level of oil and gas prices has had, and may in the future have, a material adverse effect on demand for our services, and we expect that future declines in prices would have a material adverse effect on our business, results of operations and financial condition.
The success and growth of our business depend on the level of activity in the offshore oil and gas industry generally, and the drilling industry specifically, which are both highly competitive and cyclical, with intense price competition and volatility.
The offshore drilling industry is highly competitive, cyclical and fragmented and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. The industry is characterized by high capital and operating costs and evolving capability of new rigs.
Offshore drilling contracts are generally awarded on a competitive bid basis or through privately negotiated transactions. In determining which qualified drilling contractor is awarded a contract, the key factors are pricing, rig availability, rig location, the suitability, condition and integrity of equipment, the rig’s or the drilling contractor’s record of operating efficiency, including high operating uptime, technical specifications, safety performance record, crew experience, reputation, industry standing and customer relations. Our future success and profitability will depend, in part, upon our ability to keep pace with our customers’ demands with respect to these factors. Our operations may be adversely affected if our current competitors or new market entrants introduce new drilling units with better features, performance, prices or other characteristics compared to our drilling units, or expand into service areas where we operate. Competitive pressures, including to develop, implement or acquire certain new technologies, which may require us to incur substantial costs, and other factors may result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our operating results and financial condition.
The cyclical nature of our industry also may adversely impact our operations and future business success. Periods of low demand or excess rig supply may intensify the competition in the industry and have resulted in, and may continue to result in, many of our rigs earning substantially lower dayrates or being idle for long periods of time. Although the industry has experienced a rationalization and correction of the global offshore rig supply, we continue to experience competition from newbuild and reactivated rigs, including rigs that have been stranded in shipyards, that have either already entered the market or are available to enter the market. The entry of these rigs into the market has resulted in, and may in the future result in, lower dayrates for newbuilds, reactivated rigs and existing rigs rolling off their current contracts. In addition, our competitors may relocate rigs to geographic markets in which we operate, which could exacerbate any excess rig supply, or depress the current rationalization and correction of offshore rig supply, and result in lower dayrates and utilization in those regions.
Consolidation in our industry may impact our results of operations.
In the past several years, the pace of consolidation in our industry has increased, and may continue to increase, leading to the creation of a number of larger and financially stronger competitors. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of certain of our competitors, it could harm our ability to maintain existing drilling contracts and secure new ones. Moreover, business consolidations within the oil and gas industry in recent years have resulted in exploration and production companies combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the oil and gas industry may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our services. There is no assurance that we will be able to maintain our level of activity with a customer after its consolidation with another company or replace that revenue with increased business activity with other customers. As a result, such consolidation in our industry, and the oil and gas industry may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect consolidations in these industries may have on prices, capital spending by our customers, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.
Upgrades, refurbishment, repair and surveying of rigs are subject to risks, including delays and cost overruns, that could have an adverse impact on our available cash resources and results of operations.
We will continue to make upgrades, refurbishment and repair expenditures to our fleet from time to time, some of which may be unplanned. In addition: (i) we may reactivate rigs that have been cold or warm stacked and make selective acquisitions of rigs; (ii) our customers may require certain upgrade projects for our rigs; and (iii) compliance with vessel flag rules mandating periodic surveys of our rigs requires us to periodically take each of our rigs out of operation in order to conduct surveys and inspections, including in drydock. Generally, these projects become more time consuming and expensive the older the fleet becomes and are subject to risks of cost overruns or delays as a result of numerous factors, including the following:
•shortages of equipment, materials or skilled labor;
•work stoppages and labor disputes;
•unscheduled delays in the delivery of ordered materials and equipment;
•local customs strikes or related work slowdowns that could delay importation of equipment or materials;
•weather interferences;
•difficulties in obtaining necessary permits or approvals or in meeting permit or approval conditions;
•design and engineering problems;

•inadequate regulatory support infrastructure in the local jurisdiction;
•latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
•unforeseen increases in the cost of equipment, labor and raw materials, particularly steel due to inflation or other factors;
•unanticipated actual or purported change orders;
•customer acceptance delays;
•disputes with shipyards and suppliers;
•delays in, or inability to obtain, access to funding;
•shipyard availability, failures and difficulties, including as a result of financial problems of shipyards or their subcontractors; and
•failure or delay of third-party equipment vendors or service providers.
The failure to complete a rig upgrade, refurbishment, repair or survey on time, or at all, may result in related loss of revenues, liquidated damages, penalties, or delay renegotiation or cancellation of a drilling contract or the recognition of an asset impairment. Additionally, capital expenditures could materially exceed our planned capital expenditures. When our rigs are undergoing upgrade, refurbishment, repair or surveys, they may not earn a dayrate during the period they are out of service; and the cost of moving a rig, conducting the survey and remedying any deficiencies or defects discovered can result in additional down-time and cost. If we experience substantial delays and cost overruns in these projects, it could have a material adverse effect on our business, financial condition and results of operations. We currently have no new rigs under construction.
Compliance with, and breach of, the complex laws and regulations governing international trade could be costly, expose us to liability and, together with policy changes affecting international trade, adversely affect our operations.
The shipment of goods, services and technology across international borders subjects our business to extensive trade laws and regulations. Import activities are governed by unique customs laws and regulations in each of the countries of operation. Moreover, many countries, including the United States, control the export, re-export and transfer (in country) of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments also may impose trade and economic sanctions against certain countries, persons and other entities that restrict or prohibit transactions involving such countries, persons or entities. For example, the U.S. government has imposed sanctions that are designed to restrict or prohibit doing business in certain countries that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities.
The laws and regulations concerning import and export activity and economic sanctions are complex and constantly changing, and we cannot predict what changes will be made by the U.S. or other governments, nor can we predict the effects that any such changes would have on our business. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from the failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory obligations could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, the seizure of shipments, and the loss of import and export privileges.
Changes in government policies on foreign trade and investment can also affect the demand for our services, impact the competitive position of our services or prevent us from being able to sell services in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry, could have a material adverse effect on our business, financial condition and results of operations. For example, on February 1, 2025, the Trump Administration issued executive orders imposing tariffs on certain products imported from China, Canada and Mexico to the United States. These new tariffs may put upwards pressure on the prices of goods and services across the jurisdictions in which we operate, including those we source from third-party providers (as defined below), which could reduce our ability to offer competitive pricing to potential customers. We cannot predict what other changes to trade policy will be made by the Trump Administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to conduct business across the jurisdictions in which we operate or source goods and services from third-party providers. Such changes in trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition and results of operations.
Moreover, our results are directly affected by the applicability of certain customs duties and importation tax relief programs under customs regimes for the exportation and importation of goods and equipment, including rigs, related to the oil and gas sector. Among other incentives, such programs grant full suspension of certain import taxes, resulting in reduced tax burdens from operations. If unprecedented interpretations are applied by the customs and tax authorities governing such programs and regimes, including those that would deny us the use of such incentives granted historically in the ordinary course, and assuming we are unable to successfully challenge such interpretation or otherwise able to recover any amounts pursuant to the contractual provisions of the applicable drilling contract, then the amount of the applicable tariff, which would depend on many factors, could reasonably be expected to increase our operating costs.
Increasing attention to environmental, social and governance matters and climate change may impact us.
Companies across all industries are facing increasing scrutiny relating to their ESG policies, including those related to climate change, sustainability, diversity and inclusion initiatives and heightened governance standards. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed growing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or share price of such a company could be materially and adversely affected.
We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards, or reduce or offset our greenhouse gas emissions, so that our existing and future investors and lenders remain invested in us and make further investments in us. We may also be subject in the future to additional reporting requirements that are developing in response to such increased focus. If we do not take these measures or comply with the additional reporting requirements, our business or our ability to access capital could be harmed.
Additionally, certain investors and lenders may divest their shares of companies engaged in the fossil fuel industry, such as us, or exclude such companies from their investing portfolios altogether due to ESG factors. These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing those markets. If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our debt. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide-ranging ESG and climate change-related requirements and goals, targets or objectives we may be required to set. Similarly, these policies may negatively impact the ability of other businesses in our supply chain to access debt and capital markets. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.
Our aspirations, goals and initiatives related to sustainability, including emissions reduction and our public statements and disclosures regarding the same, expose us to numerous risks.
We have developed, and we will continue to develop, goals, and other objectives related to sustainability matters, including those discussed in our annual sustainability reports. Statements related to these goals and objectives are made using various underlying assumptions and reflect our current intentions, and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, many of which are outside of our control, including the availability of technologies and processes to reduce fuel use and improve energy efficiency on our rigs. Due to the interaction of numerous factors beyond our control we cannot predict the ultimate impact of achieving sustainability goals, or the various implementation aspects, on our financial condition and results of operations.
Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals and other objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability assumptions or practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability focused goals and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines dictated by regulations, timelines we voluntarily announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
Failure to obtain or retain highly skilled personnel, and to ensure they have the correct visas and permits to work in the locations in which they are required, could adversely affect our operations.
We require highly skilled personnel in the right locations to operate and provide technical services and support for our business.
Competition for skilled and other labor required for our drilling operations has increased in recent years as the number of rigs activated or added to worldwide fleets has increased, and this may continue to rise. In some regions, such as Brazil and West Africa, the limited availability of qualified personnel in combination with local regulations focusing on crew composition, are expected to further increase the demand for qualified offshore drilling crews, which may increase our costs. These factors could further create and intensify upward pressure on wages and make it more difficult for us to staff and service our rigs. Additionally, many of our drilling contracts specify a minimum number of crew (“Minimum POB”) required to be on board the rig at all times while the rig is under contract. Although our rigs can safely operate with staffing below the contracted Minimum POB, the drilling contracts often provide for us to incur a financial penalty for failure to maintain the Minimum POB. Such developments could adversely affect our financial results and cash flows. Furthermore, as a result of any increased competition for qualified personnel, we may experience a reduction in the experience level of our personnel, which could lead to higher downtime and more operating incidents.
Our ability to operate worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we operate. Governmental actions in some of these jurisdictions may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits. If we are not able to obtain visas and work permits for the employees we need for operating our rigs on a timely basis, or for third-party technicians needed for maintenance or repairs, we might not be able to perform our obligations under our drilling contracts, which could allow our customers to cancel the contracts.
The market for highly skilled workers and leaders in our industry is extremely competitive, and we may need to invest significant amounts of cash and equity to attract and retain employees. We may never realize returns on these investments. To help attract, retain, and motivate qualified employees, we use equity-based awards and performance-based cash incentive awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our equity-based awards, which can impact the competitiveness of our compensation.

Because our Consolidated Financial Statements reflect fresh start accounting adjustments made upon emergence from bankruptcy in 2022, financial information in other periods of our financial statements are not comparable to Seadrill’s financial information from the 2022 prior period.
Upon emergence from Chapter 11 Proceedings, on February 22, 2022, we adopted fresh start accounting in accordance with the provisions set forth in ASC 852, Reorganizations ("ASC 852"). Adopting fresh start accounting results in a new financial reporting entity with no retained earnings or deficits brought forward. Upon the adoption of fresh start accounting, our assets and liabilities were recorded at their fair values which differ materially from the recorded values of our assets and liabilities as reflected in Seadrill’s predecessor historical Consolidated Balance Sheets.
Therefore, our financial statements that have been reported since emergence, as well as financial statements issued in the future, will not be directly comparable to those from periods prior to emergence from bankruptcy, and investors may find it difficult to compare our post-emergence financial information to that of prior periods. You will not be able to compare information reflecting our post-emergence Consolidated Financial Statements to information for periods prior to emergence from bankruptcy without adjusting for fresh start accounting. The lack of comparable historical information may discourage investors from purchasing Shares.
Our customers may seek to cancel or renegotiate their contracts to include unfavorable terms such as unprofitable rates, particularly in the circumstance that operations are suspended or interrupted.
During volatile market conditions or expected downturns, some of our customers may also seek to terminate or renegotiate their agreements with us for various reasons, including adverse conditions, resulting in lower revenue. Our inability, or the inability of our customers to perform, under our or their contractual obligations may have a material adverse effect on our financial position, operating results and cash flows. In addition, some of our customers have the right to terminate their drilling contracts without cause upon the payment of an early termination fee. While this early termination fee is intended to compensate us for lost revenues (less operating expenses) for the remaining contract period, in some cases, such payments may not fully compensate us for the loss of the drilling contract.
Under certain circumstances our contracts may permit customers to terminate contracts early without the payment of any termination fees, as a result of, for example, non-performance, periods of downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to events beyond our control. In addition, national oil company customers may have special termination rights by law. During periods of challenging market conditions, we may be subject to an increased risk of our customers seeking to repudiate their contracts, including through claims of non-performance. Our customers may seek to renegotiate their contracts with us using various techniques, including threatening breaches of contract and applying commercial pressure, resulting in lower revenue or the cancellation of contracts with or without any applicable early termination payments.
Reduced dayrates in our customer contracts and cancellation of drilling contracts (with or without early termination payments) may adversely affect our financial performance and lead to reduced revenues from operations.
In addition, our customers continue to seek more favorable terms with respect to allocation of risk under offshore drilling contracts. Our drilling contracts provide for varying levels of risk allocation and indemnification from our customers. Our customers have historically assumed most of the responsibility for and indemnified us from loss, damage or other potential liabilities. However, we regularly are required to assume liability for pollution damage caused by our negligence, which liability generally has caps; though in the event the damage is caused by our gross negligence or willful misconduct, our liability may not be limited. We still face resistance from some customers when attempting to reduce our contractual risk allocation, including when we seek to mitigate our liability exposure in relation to potential damages resulting from pollution or contamination and negotiating lower caps for damage caused by our gross negligence or willful misconduct. Our contracts may also be subject to court assessment whereby a court could decide that certain contractual indemnities in current or future contracts are not enforceable. Going forward, we could decide or be required to accept more contractual risk in the future, resulting in higher risk of losses, which could be material.
We may not be able to renew or obtain new and favorable contracts for our drilling units.
The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services. Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions. As of December 31, 2024, we owned a total of 15 drilling units, of which 11 were operating (inclusive of one leased to the Sonadrill joint venture), one 6th generation drillship was undergoing contract preparations for a contract that commenced during February 2025, and three were cold stacked. The 11 operating units include 10 benign floaters (comprising seven 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment unit (comprising of one jackup). In addition to our owned assets, as of December 31, 2024, we managed two drilling units owned by Sonangol. Of the 12 owned rigs either currently or future contracted, we expect four will become available before the end of 2025. We may be unable to obtain drilling contracts for our rigs that are currently operating upon the expiration or termination of such contracts, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts. When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all. We may not be able to obtain new drilling contracts with the terms or dayrates sufficient to support a reactivation of a cold-stacked rig. Likewise, we may not be able to obtain new drilling contracts in direct continuation with existing contracts, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our financial position, results of operations or cash flows.
Our contract backlog for our fleet of drilling units may not be realized.
As of December 31, 2024, our contract backlog was approximately $3 billion. The contract backlog described herein and in our other public disclosures is only an estimate. The actual amount of revenues and the periods during which they are earned will be different from the contract backlog projections due to various factors, including shipyard and maintenance projects, special periodic surveys, upgrades, regulatory work, downtime and other events, some of which may be beyond our control.

Our business and operations involve numerous operating hazards, and in the current market we are increasingly required to take additional contractual risk in our customer contracts, which may not be adequately covered by our insurance.
Our operations are subject to hazards inherent in the drilling industry, such as blowouts, reservoir damage, loss of well control, lost or stuck drill strings, equipment defects, punch-throughs, cratering, fires, explosions and pollution, among others. Contract drilling and well servicing requires the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers or third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, or pollution, environmental or natural resource damage, resulting in claims by third parties or customers, investigations and other proceedings by regulatory authorities, which may involve fines and other sanctions, and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, such as capsizing, sinking, grounding, collision, damage from severe weather (which may be more acute in certain areas where we operate and which some experts believe may increase in frequency and severity due to climate change ) and marine life infestations. Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. We customarily provide contract indemnification to our customers for claims relating to damage to or loss of our equipment, including rigs and claims relating to personal injury or loss of life.
Damage to the environment or natural resources could also result from our operations, particularly through spillage of fuel, lubricants or other chemicals and substances used in drilling operations or uncontrolled fires. We may also be subject to property, environmental, natural resource, personal injury, and other legal claims or injunctions by third parties, including oil and gas companies, as well as administrative, civil, or criminal penalties or injunctions imposed by government authorities.
Our insurance policies and contractual rights to indemnification may not adequately cover losses, and we do not have insurance coverage or rights to indemnity for all risks. Consistent with standard industry practice, our customers generally assume, and indemnify us against, certain risks, for example, well control and subsurface risks, and we generally assume, and indemnify against, above surface risks (including spills and other events occurring on our rigs). Subsurface risks indemnified by our customers generally include risks associated with the loss of control of a well, such as blowout, cratering or uncontrolled well-flow, the cost to regain control of or re-drill the well and associated pollution. However, there can be no assurances that these customers will honor indemnification obligations to us regardless of the agreed contractual position. The terms of our drilling contracts vary based on negotiation, applicable local laws and regulations and other factors, and in some cases, customers may seek to cap indemnities or narrow the scope of their coverage, reducing our level of contractual protection and in turn exposing us to additional risks against which we may not be adequately insured.
In addition, a court, arbitrator, or other dispute resolution body may determine that certain indemnities or other terms in our current or future contracts are not enforceable. Further, pollution and environmental risks generally are not totally insurable. If a significant accident or other event occurs that is not fully covered by our insurance or an enforceable or recoverable indemnity from a customer, the occurrence could adversely affect our performance.
The amount recoverable under insurance, if any, may also be less than the related impact on enterprise value after a loss and may not cover all potential consequences of an incident. Furthermore, the amount recoverable may be limited by annual aggregate policy limits. As a result, we are liable for any losses in excess of these limits. Any such lack of reimbursement or suffering of loss in excess of such limits may cause us to incur substantial costs.
We may decide to retain more risk through self-insurance in the future. This self-insurance results in a higher risk associated with losses (which could be material) that are not covered by third-party insurance contracts. As in the past, we currently self-insure for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of America ("US Gulf"). We have elected to self-insure in such context due to the high cost associated with this coverage, and in consideration of the ability of our rigs to mobilize in time to avoid these windstorms. If we continue to elect to self-insure such risks, and such risks are realized and we incur resultant damage, it could have a material adverse effect on our financial position, operating results and cash flows.
No assurance can be made that we will be able to maintain adequate insurance in the future at rates that we consider reasonable, or that we will be able to obtain insurance against certain risks.
A substantial portion of our business is dependent on several of our customers as well as dependent on several geographic areas, and the disruption of business with any of these customers or disruption of business within these geographic areas could have a material adverse effect on our financial condition and operating results.
Our contract drilling business is subject to the risks associated with having a limited number of customers for our services. For the year ended December 31, 2024, our largest customers, which individually contributed more than 10% of our total revenues, were Sonadrill and Petrobras, and accounted for approximately 40% of our total revenues in aggregate. In addition, mergers and acquisitions, or other forms of consolidation among oil and gas exploration and production companies will further reduce the number of available customers, which would increase the ability of potential customers to achieve pricing terms favorable to them. Our operating results could be materially adversely affected if any of our major customers fail to compensate us for our services or take actions outlined above. Please see "Our customers may seek to cancel or renegotiate their contracts to include unfavorable terms such as unprofitable rates, particularly in the circumstance that operations are suspended or interrupted" and “Consolidation in our industry may impact our results of operations” above for more information.
We are subject to risks of loss resulting from non-payment, non-performance or offset by our customers and certain other third parties (including third parties providing services under various services agreements). Please see "Note 27 – Commitments and contingencies" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this annual report for a discussion of the Sete Brazil matter. Some of these customers and other parties may be highly leveraged and subject to their own operating and regulatory risks. If any key customers or other parties default on their obligations to us, our financial results and condition could be adversely affected. Any material non-payment or non-performance by these entities, other key customers or certain other third parties could adversely affect our financial position, operating results and cash flows.

Additionally, the concentration of operations in specific geographies increases the risks associated with terrorism, piracy, political or social unrest, changes in local laws and regulations, as well as severe weather events within those regions, should they occur. If we were forced to cease drilling operations in any of these regions for any reason and we were not able to redeploy to other regions promptly, our financial condition and results of operations could be materially adversely affected. For the year ended December 31, 2024, operations in the United States, Brazil and Angola accounted for approximately 26%, 25% and 24%, respectively, of our revenues in the aggregate.
Operating and maintenance costs of our rigs may be significant and may not correspond to revenue earned.
Our operating expenses and maintenance costs depend on a variety of factors including, without limitation, crew costs, costs of provisions, equipment, insurance, maintenance and repairs, shipyard costs, supply chain disruptions and inflation, many of which are beyond our control. Our total operating costs are generally related to the number of drilling units in operation and the cost level in each country or region where such drilling units are located. Equipment maintenance costs fluctuate depending upon the type of activity that the drilling unit is performing and the age and condition of the equipment. Operating and maintenance costs will not necessarily fluctuate in proportion to changes in operating revenues. While operating revenues may fluctuate as a function of changes in dayrate, costs for operating a rig may not be proportional to the dayrate received and may vary based on a variety of factors, including the scope and length of required rig preparations and the duration of the contractual period over which such expenditures are amortized. Any investments in our rigs may not result in an increased dayrate for or income from such rigs. A disproportionate change in the amount of operating and maintenance costs in comparison to dayrates could have a material adverse effect on our business, financial condition and results of operations.
Inflation has adversely affected, and in the future may adversely affect, our operating results.
Inflationary factors such as increases in labor costs, material costs and overhead costs have adversely affected, and may in the future adversely affect, our operating results. Inflationary pressures may also increase other costs to operate or reactivate our drilling units. Our contracts for our drilling units generally provide for the payment of an agreed dayrate per rig operating day. As a result, we may not be able to fully recover increased costs due to inflation from our customers. Continuing or worsening inflation could significantly increase our operating expenses and capital expenditures, which could in turn have a material adverse effect on our business, financial condition, results of operations or cash flows. Our customers may also be affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our services, which could adversely impact our business, financial condition, results of operations or cash flows. In addition, changing and future monetary policies and actions of the U.S. and other governments (such as raises to the target federal funds rate) could adversely affect our ability to obtain financing and raise our (or our customers’) cost of capital.
We rely on third-party suppliers, manufacturers, and service providers, including subcontractors ("third-party providers"), to provide or maintain parts, crew and equipment, as applicable, for our projects and our operations may be adversely affected by the sub-standard performance or non-performance of those third-party providers due to production disruptions, quality and sourcing issues, labor availability, price increases or consolidation of those third-party providers as well as equipment breakdowns.
Our reliance on third-party providers to secure equipment and crew used in our drilling operations exposes us to volatility in the quality, price and availability of such items. In recent years, there has been a reduction in the number of available third-party providers in certain sectors, resulting in fewer alternatives for sourcing key supplies and services. Such consolidation may limit our ability to obtain supplies and services when needed at an acceptable cost, or at all, or otherwise result in a shortage of supplies and services, thereby increasing the cost of supplies or potentially inhibiting the ability of third-party providers to deliver on time. These cost increases or delays could have a material adverse effect on our operating results and result in rig downtime, and delays in the repair and maintenance of our drilling units. Further, certain specialized parts, crew and equipment used in our operations may be available only from a single or a small number of third-party providers. A disruption in the deliveries from such third-party providers, capacity constraints, production disruptions, price increases, defects or quality-control issues, recalls or other reductions in the availability of parts, labor and equipment could adversely affect our ability to meet our commitments towards our customers, adversely impact operations resulting in uncompensated downtime, reduced dayrates under the relevant drilling contracts, cancellation or termination of contracts, or increased operating costs.
During periods of reduced demand, many of these third-party providers reduced their inventories of parts and equipment and, in some cases, reduced their production capacity, and may do so in the future. Moreover, the global supply chain has been disrupted by various global economic and financial issues, resulting in shortages of, shipping delays and increased pricing pressures on, among other things, certain raw materials and labor. If the market for our services continues to improve and we seek to reactivate idled rigs, upgrade our working rigs or purchase additional rigs, these reductions and global supply chain constraints could make it more difficult for us to find equipment and parts for our rigs. In addition, equipment deficiencies or breakdowns, whether due to faulty parts, quality control issues or inadequate installation, may result in increased maintenance costs, resulting in rig downtime or suspension of operations. Such issues could have a negative effect on our business, financial condition, and results of operations.
We engage third-party subcontractors to perform some parts of our projects and, in certain circumstances, a majority of the services under a project may be subcontracted. Subcontractors are used to perform certain services and to provide certain input in areas where we do not have requisite expertise. The subcontracting of work exposes us to risks associated with planning interface non-performance, and delayed or substandard performance by our subcontractors. Any inability to hire qualified subcontractors could hinder successful completion of a project. Further, our employees may not have the requisite skills to be able to monitor or control the performance of these subcontractors. We may suffer losses on contracts if the amounts we are required to pay for subcontractor services exceed original estimates. Remedial or mitigating actions, such as imposing contractual obligations on subcontractors that are similar to those we have with our customers and requesting parent guarantees to cover nonperformance, may not be available or sufficient to mitigate the risks associated with subcontractors. Such issues could have a negative effect on our business, financial condition, and results of operations.
We have experienced, and in the future may experience, risks associated with mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
As part of our business strategy, we have pursued and completed, and may continue to pursue, mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business.

We may be unable to implement these merger, acquisition and disposition elements of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms, manage the impacts of such transactions on our business, obtain required consents under our debt agreements or for other reasons. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business, including changes to our employee workforce and unanticipated changes in customer, vendor and other third-party relationships, (ii) failure to integrate operations and internal controls, including those related to financial reporting, disclosure and cybersecurity and data protection, (iii) the assumption of liabilities as a result of these transactions, (iv) diversion of management’s attention from day-to-day operations, (v) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (vi) potentially substantial transaction costs associated with such transactions, (vii) failure to identify significant losses at the target during the due diligence process, which could result in financial or legal exposure, (viii) potential impairment resulting from the overpayment for an acquisition and (ix) the risk that any such strategic transaction may not close on its expected timeframe or at all, in each case, the realization of which could have a material adverse effect on our business. While we generally seek to obtain indemnities for liabilities arising from events occurring before such transactions, we may be unable to do so, and any indemnities we do obtain, will be limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us. Such transactions may also affect the diversification of our drilling unit fleet, which may leave us vulnerable to risks related to lack of diversification. See "Our drilling unit fleet is largely concentrated to benign floaters, which leaves us vulnerable to risks related to lack of diversification."
From time to time, we are also approached by, and may solicit bids from, potential buyers regarding the disposition by us of drilling units, or other assets or businesses that we determine are not core to our strategy, including with respect to assets acquired in a merger or acquisition. We may determine that such a disposition would be in our best interests and agree to sell any or all of such assets or businesses. Such a sale could have an impact on net income, and we may recognize a gain or loss on disposal depending on whether the fair value of the consideration received is higher or lower than the carrying value of the asset.
Future mergers or acquisitions may require us to obtain additional equity or debt financing, which financing may not be available on attractive terms or at all. To the extent a transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability.
The integration of the businesses and the properties we have acquired or may in the future acquire could be difficult and may divert management's attention away from our existing operations.
The integration of the businesses and properties we have acquired, or may in the future acquire, could be difficult, and may divert management's attention and financial resources away from our existing operations. These difficulties include:
•the challenge of integrating the acquired businesses and properties while carrying on the ongoing operations of our business;
•the challenge of inconsistencies in standards, controls, procedures and policies of the acquired business;
•potential unknown liabilities, unforeseen expenses or higher-than-expected integration costs;
•attempts by third parties to terminate or alter their contracts with us, including as a result of change of control provisions;
•an overall post-completion integration process that takes longer than originally anticipated;
•potential lack of operating experience in a geographic market of the acquired properties; and
•the possibility of faulty assumptions underlying our expectations.
If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our ability to realize potential synergies could suffer and, as a result, our business and financial condition could be negatively impacted. Our future success will depend, in part, on our ability to manage our expanded business, which may pose substantial challenges for management. We may also face increased scrutiny from governmental authorities as a result of the increase in the size of our business. There can be no assurances that we will be successful in our integration efforts.
Our fleet is largely concentrated to benign floaters and drillships, which leaves us vulnerable to risks related to lack of diversification.
The offshore contract drilling industry is generally divided into two broad markets: deepwater and shallow water drilling. These broad markets are generally divided into smaller sub-markets based upon various factors, including the type of drilling unit and drilling environment. The primary types of drilling units include jackup rigs, semisubmersible rigs, drillships, platform rigs, barge rigs and submersible rigs. While all drilling units are affected by general economic and industry conditions, each type of drilling unit can be affected differently by changes in demand. As of December 31, 2024, we owned 12 floaters (comprising seven 7th-generation drillships, three 6th-generation drillships and two benign environment semi-submersible units) and three harsh environment rigs. Our drilling unit fleet is concentrated in drillships and semisubmersible rigs. If the market for drillships and semisubmersible rigs should decline relative to the markets for other drilling unit types, such as jack-ups, our operating results could be more adversely affected relative to our competitors with drilling fleets that are less concentrated in drillships and semisubmersible rigs.
The international nature of our operations involves additional risks, including the mobilization and demobilization of our rigs to and from such locations and the potential that sabotage or political and social unrest could negatively impact our operations or the market for our drilling services.
We operate in various regions throughout the world. As a result of our international operations, we have been and may be exposed to political or governmental risks and other uncertainties, particularly in less developed jurisdictions, including risks of:
•terrorist acts, armed hostilities, war and civil disturbances, including, for example, the ongoing conflicts in Ukraine and the Middle East and the Guyana-Venezuela dispute, and their respective regional and global ramifications;

•acts of piracy, which have historically affected ocean-going vessels;
•abduction, kidnapping and hostage situations;
•significant governmental influence over many aspects of local economies;
•the seizure, nationalization or expropriation of property or equipment;
•uncertainty of outcome in foreign court proceedings, including Brazil;
•the repudiation, nullification, modification or renegotiation of contracts;
•limitations on insurance coverage, such as war risk coverage, in certain areas;
•foreign and U.S. monetary policy, capital controls and foreign currency fluctuations and devaluations;
•the inability to repatriate income or capital;
•complications associated with repairing and replacing equipment in remote locations;
•public health threats, including pandemics and epidemics;
•import-export quotas, wage and price controls, and the imposition of sanctions or other trade restrictions;
•U.S., the United Kingdom (the "U.K."), the European Union (the "EU") and other foreign sanctions;
•customs delays or disputes;
•receiving a request to participate in a foreign boycott unsanctioned by U.S. law;
•compliance with and changes in regulatory or financial requirements, including local ownership, presence or labor requirements;
•compliance with and changes to taxation, including any resulting tax disputes;
•interacting and contracting with government-controlled organizations;
•other forms of government regulation and economic conditions that are beyond our control;
•legal and economic systems that are not as mature or predictable as those in more developed countries, which may lead to greater uncertainty in legal and economic matters; and
•corruption, payment of bribes to government officials, money laundering, or kleptocracy (i.e., political corruption in which the government seeks personal gain and status at the expense of the governed).
Acts of terrorism, piracy, and political and social unrest, brought about by world political events or otherwise, have caused instability in the world’s financial and insurance markets in the past and may occur in the future. Such acts could be directed against companies such as ours. Our drilling operations could also be targeted by acts of sabotage carried out by environmental activist groups.
We rely on information technology systems, networks, and data in our operations and administration of our business. Our drilling operations or other business operations could be targeted by individuals or groups seeking to sabotage or disrupt our information technology systems and networks, including those of our service providers and business partners, or to steal data. A successful cyberattack could materially disrupt our operations, including the safety of our operations, or lead to an unauthorized release or alteration of information on our systems. Any such cyberattack or other breach of our information technology systems could have a material adverse effect on our business and operating results. Our drilling contracts do not generally provide indemnification against loss of capital assets or loss of revenues resulting from acts of terrorism, piracy, cyberattacks or political or social unrest. Although we carry insurances that may provide coverage under certain circumstances, in the event we suffer such losses of capital assets or revenue, those losses may exceed the coverage available under our policies or be those for which we do not have coverage.
Acts of terrorism and social unrest could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for drilling services and result in lower dayrates. Insurance premiums could also increase and coverage may be unavailable in the future. Increased insurance costs or increased costs of compliance with applicable regulations may have a material adverse effect on our operating results.
In addition, international contract drilling operations are subject to various laws and regulations of the countries in which we operate, including laws and regulations relating to:
•the equipping and operation of drilling units;
•exchange rates or exchange controls;
•the repatriation of foreign earnings;
•oil and gas exploration and development;
•the taxation of offshore earnings and the earnings of expatriate personnel; and
•the use and compensation of local employees and suppliers by foreign contractors.
For example, we operate in Brazil; the Brazilian government frequently intervenes in the country’s economy and occasionally makes significant changes in policy and regulations, including, for example, (i) the changes in Brazilian laws related to the importation of rigs and equipment that may impose bonding, insurance or duty-payment requirements and (ii) its actions to control inflation and other policies and regulations which have often involved, among other measures, changes in interest rates, changes in tax policies, changes in legislation, wage controls, price controls, currency devaluations, capital controls and limits on imports of goods and services. The drilling industry in Brazil is also subject to the regulations of the National Agency for Petroleum, Natural Gas and Biofuels ("ANP"), which is the regulatory body for the activities within the oil, natural gas and biofuels industries in Brazil. ANP has the ability to suspend operations in Brazil when deviations from regulations or safety procedures are identified as imposing a grave and imminent risk to people, the environment or installations. For the year ended December 31, 2024, 25% of our revenues were derived from our Brazilian operations. These and other developments in political, economic, regulatory and governmental conditions may, directly or indirectly, adversely affect our business, financial condition, and operating results.
The operation of our drilling units will require certain governmental approvals, the number and prerequisites of which cannot be determined until we identify the jurisdictions in which we will operate once contracts for the drilling units are secured. Some foreign governments favor or effectively require (i) the awarding of drilling contracts to local contractors or to drilling units owned by their own citizens, (ii) the use of a local agent or (iii) foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete in those regions. Depending on the jurisdiction, these governmental approvals may also involve public hearings and costly undertakings on our part. We may not obtain such approvals, or such approvals may not be obtained in a timely manner. If we fail to secure the necessary approvals or permits in a timely manner, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.
It is difficult to predict what government regulations may be enacted and their potential adverse effects on the international drilling industry. The actions of foreign governments and other organizations, including initiatives by OPEC, may adversely affect our ability to compete. Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal or civil proceedings and related liability, including fines and penalties, the denial of export privileges, injunctions or seizures of assets, and may affect the availability of our existing financing arrangements and our ability to secure financing in the future.
In addition, every offshore drilling unit is a registered marine vessel and must be "classed" by a classification society to fly a flag. The classification society certifies that the drilling unit is "in-class," signifying that such drilling unit has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the drilling unit’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned. Our drilling units are certified as being "in class" by the American Bureau of Shipping, Det Norske Veritas and Germanisher Lloyd, and the relevant national authorities in the countries in which our drilling units operate. If any drilling unit loses its flag status, does not maintain its class, fails any periodical survey or special survey or fails to satisfy any laws of the country of operation, the drilling unit will be unable to carry on operations. This will render the drilling unit unemployable and uninsurable, which could cause us to be in violation of certain covenants in the agreements governing our debt. Any such inability to carry on operations or be employed could have a material adverse impact on the operating results.
The offshore drilling industry is a global market requiring flexibility for rigs, depending on their technical capability, to relocate and operate in various environments, moving from one area to another. The mobilization of rigs is expensive and time-consuming and can be impacted by several factors including, but not limited to, governmental regulation and customs practices, availability of tugs and tow vessels, weather, currents, political instability, civil unrest, and military actions, such as the ongoing conflicts in Ukraine and the Middle East, and rigs may become stranded as a result. Some jurisdictions enforce strict technical requirements that necessitate substantial physical modifications to the rigs before they can be utilized. Such modifications may require significant capital expenditures, and as a result, may limit the use of the rigs in those jurisdictions in the future. In addition, mobilization carries the risk of damage to the rig. Failure to mobilize a rig in accordance with the deadlines set by a specific customer contract could result in a loss of compensation, liquidated damages or the cancellation or termination of the contract. In some cases, we may not be paid for the time that a rig is out of service during mobilization. In addition, in the hope of securing future contracts, we may choose to mobilize a rig to another geographic market without a customer contract in place. If customer contracts were not obtained, we would be required to absorb these costs. Mobilization and relocation activities could therefore potentially have a materially adverse effect on our business, financial condition, and results of operations.
We are subject to complex environmental laws and regulations that can adversely affect us.
Our operations are subject to numerous international, national, state and local laws and regulations, treaties and conventions in force in international waters and the jurisdictions in which our drilling units operate or are registered, which can significantly affect the ownership and operation of our drilling units. Such laws, regulations, treaties and conventions govern a wide range of environmental issues, including:
•physical, chemical and toxic releases, including the release of oil, drilling fluids, natural gas or other materials into the environment;
•climate impact and air emissions from our drilling units or our facilities;
•handling, cleanup and remediation of solid and hazardous wastes and contaminated media at our drilling units or our facilities or at locations to which we have sent wastes for disposal;
•restrictions on chemicals and other hazardous substances; and
•biodiversity and ecosystem impact, including regulations that ensure our activities do not jeopardize endangered or threatened animals, fish or plant species, nor destroy or modify the critical habitat of such species.
Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or implementation of operational changes and may affect the resale value or useful life of our drilling units. These costs could have a material adverse effect on our business, operating results, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Because such laws, regulations and standards are often revised, we cannot predict the ultimate cost of complying with them or the impact thereof on the resale prices or useful lives of our rigs. Additional laws, regulations and standards may be adopted which could limit our ability to do business or increase the cost of our, or our customers, doing business and which may materially adversely affect our operations. For example, in April 2024, the Bureau of Ocean Energy Management published a final rule, which took effect June 29, 2024, that updates requirements for the posting of bonds and other financial assurance for oil, gas and sulfur lessees and certain other parties operating in the offshore Outer Continental Shelf, which could increase bonding requirements and other financial assurance for some of our customers.
Certain environmental laws impose strict, joint and several liability in relation to the remediation of and damages attributable to spills and releases of oil and hazardous substances. Such laws could subject us to liability without regard to whether we were deemed negligent or otherwise at fault. Under the U.S. Oil Pollution Act of 1990 ("OPA"), for example, owners, operators and bareboat charterers are jointly and severally strictly liable as responsible parties for the discharge of oil within the 200-mile exclusive economic zone around the United States. An oil or chemical spill, for which we are deemed a responsible party, could result in us incurring significant liability, including fines, penalties, criminal liability and remediation or cleanup costs and natural resource damages under applicable international, national, state and local laws, as well as third-party damages, which could have a material adverse effect on our business, financial condition, operating results and cash flows. Future increased regulation of the shipping industry or modifications to statutory liability schemes could expose us to further potential financial risk in the event of any such oil or chemical spill.
Our customers, and in certain circumstances, we, are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our operations and to satisfy insurance and financial responsibility requirements for potential oil spills (including marine oil) and other pollution incidents. Although we have arranged for insurance to cover certain environmental risks, such insurance is subject to exclusions and other monetary limits. There can be no guarantee that such insurance will be sufficient to cover all potential risks or that any related claims will not have a material adverse effect on our business, operating results, cash flows and financial condition. Moreover, the insurance coverage we currently hold may not be available, or we may elect to forgo certain insurance coverage, in the future. Even if insurance is available and we have obtained the coverage, it may not be adequate to cover our liabilities, may not be available on satisfactory terms or may be subject to high premiums, or our insurance underwriters may be unable to pay compensation if a significant claim should occur. Any of these scenarios could have a material adverse effect on our business, operating results and financial condition.
Although our drilling units are separately owned by our subsidiaries, under certain circumstances the parent company and its affiliates in a group or joint venture could be held liable for damages or debts owed by one of the affiliates, including liabilities for oil spills under OPA or other environmental laws. Therefore, it is possible that we could be subject to liability upon a judgment against us or any one of our subsidiaries.
Our drilling units could cause the release of oil or hazardous substances. Releases may be large in quantity, above our permitted limits or occur in protected or sensitive areas where the public, environmental groups or governmental authorities have heightened or special interests. Any releases of oil or hazardous substances could result in fines and other costs to us, such as costs to upgrade our drilling units, clean up the releases and comply with more stringent requirements in our discharge permits, as well as subject us to third party claims for damages, including natural resource damages. Moreover, these releases may result in our customers or governmental authorities suspending or terminating our operations in the affected area, which could have a material adverse effect on our business, operating results and financial condition.
If we are able to obtain some degree of indemnification against pollution and environmental damages in our contracts, such indemnification may not be enforceable in all instances or the customer may not be financially able to comply with its indemnity obligations in all cases, and we may not be able to obtain such indemnification agreements in the future. In addition, a court may decide that certain indemnities in our current or future contracts are not enforceable.
Failure to adequately protect our sensitive information, operational technology systems and critical data, or our service providers’ failure to protect their systems and data could have a material adverse effect on us.
Our day-to-day operations increasingly depend on information and operational technology systems that we manage, and other systems that certain third parties relevant to our operations manage, including critical systems on our drilling units. Potential unauthorized occurrences on or through our information and operational technology systems, including as a result of cybersecurity incidents, that may result in adverse effects on the confidentiality, integrity and availability of these systems and data residing therein continue to grow. The risks associated with cyberattacks and cyber incidents include, but may not be limited to, human error, power outages, computer and telecommunication failures, natural disasters, fraud or malice, or cybersecurity threats such as social engineering or phishing attacks, viruses or malware, and other cyberattacks, such as denial-of-service or ransomware attacks. Reports indicate that entities or groups, including cybercriminals, competitors, and nation state actors, have mounted cyber-attacks on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the US government has issued public warnings that indicate energy assets and companies engaging in significant transactions, such as acquisitions, might be specific targets of cybersecurity threats. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks, may further heighten the risk of cybersecurity threats.
Also, many of our non-operational employees travel and spend a significant amount of their time working remotely to support our operations, which has created or otherwise heightened certain operational risks, such as an increased risk of security breaches, cyberattacks or other cyber incidents, loss of data, fraud and other disruptions. Remote connectivity outside of Seadrill offices has resulted in an increased demand for technological barriers and training and exposes us to different threat vectors of cyberattacks or other cyber incidents, security breaches, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information remotely. Due to the nature of cyber-attacks, breaches to our systems or our service or equipment providers’ systems could go undetected for a prolonged period of time. A breach could also compromise or originate from our customers’, vendors’, or other third-party systems or networks outside of our control. A security breach may result in legal claims or proceedings against us by our shareholders, employees, customers, vendors and governmental authorities, both in the U.S. and internationally.
While we maintain a cybersecurity program, which includes administrative, technical, and organizational safeguards, a significant cyberattack or other cyber incident (whether involving our systems, those of a critical third-party, or both) could disrupt our operations and result in downtime, loss of revenue, harm to the Company’s reputation, or the loss, theft, corruption or unauthorized or unlawful release of critical data of us or those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion payments associated with ransomware or ransom demands. If our, or our service or equipment providers’, safeguards maintained for protecting against cyber incidents or attacks prove to be insufficient, and an incident were to occur, it could have a material adverse effect on our business, financial condition, reputation, and results of operations. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach or cyber incident that exceeds the coverage available under our policy or for which we do not have coverage, and we cannot be certain that cyber insurance will continue to be available to us on commercially reasonable terms, or at all. See Part I, Item 1C, "Cybersecurity" of this annual report for a description of our cybersecurity policies and procedures.
In addition, a patchwork of laws and regulations governing, or proposing to govern, cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information, including the U.K. Data Protection Act, the General Data Protection Regulations (EU) 2016/679, Bermuda Personal Information Protection Act 2016, the California Consumer Privacy Act, the Cyber Incident Reporting for Critical Infrastructure Act, and other similar legislation in domestic and international jurisdictions pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability. Additionally, new regulations or legislation may affect our current uses of protected information and require us to modify how we collect, protect, process or disclose such information.
We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
Our business increasingly utilizes artificial intelligence (“AI”), machine learning, and automated decision making to improve our processes. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, all of which could adversely affect our business, financial condition and results of operations.
Any violation of anti-bribery, anti-corruption or ethical business practice laws and regulations could have a negative impact on us.
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the "US Foreign Corrupt Practices Act"), the United Kingdom Bribery Act 2010 (the "UK Bribery Act"), the Bermuda Bribery Act 2016 or other applicable anti-bribery and anti-corruption laws to which we may be subject (collectively, the "Legislation"). Any violation of the Legislation could result in substantial fines, sanctions, civil /or criminal penalties and, curtailment of operations in certain jurisdictions and, in turn, might adversely affect our business, financial condition and results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
We are also subject to a number of modern slavery, human trafficking and forced labor reporting, training and due diligence laws, such as the U.K.’s Modern Slavery Act 2015 and similar legislation, in various jurisdictions and expect additional statutory regimes to combat these crimes to be enacted in the future. If we or our business partners fail to comply with applicable laws, regulations, safety codes, employment practices or human rights standards, our reputation and image could be harmed, and we could be exposed to litigation. Compliance with laws could increase costs of operations and reduce profits.
If our drilling units are located in or connected to countries that are subject to, or targeted by, economic sanctions, export restrictions, or other operating restrictions imposed by the United States, the United Kingdom, the European Union or other governments, our reputation and the market for our debt and our common shares could be adversely affected.
The U.S., the U.K., the EU and other governments may impose economic sanctions against certain countries, persons and other entities that restrict or prohibit transactions involving such countries, persons and entities. U.S. sanctions in particular are targeted against countries or certain economic sectors of such countries (such as Russia, Venezuela, Iran and others) that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities. U.S., U.K., EU and other economic sanctions change frequently and enforcement of economic sanctions worldwide is increasing. For example: (i) in 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, which expanded the scope of the former Iran Sanctions Act by applying sanctions to non-U.S. companies such as ours and introducing limits on such companies and persons that do business with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products; (ii) in 2017, the U.S. passed the "Countering America’s Adversaries Through Sanctions Act" (Public Law 115-44), which authorizes imposition of new sanctions on Iran, Russia, and North Korea and created heightened sanctions risks for companies operating in the oil and gas sector, including companies that are based outside of the U.S.; (iii) in recent years, the U.S. Department of the Treasury's Office of Foreign Assets Control acted several times to add Russian and Iranian individuals and entities to its list of Specially Designated Nationals whose assets are blocked and with whom U.S. persons are generally prohibited from dealing; and (iv) in recent years, the U.S. Department of Commerce’s Bureau of Industry and Security designated a number of Chinese parties on the Entity List, including parties involved in the offshore drilling and maritime industries.
Certain parties with whom we have entered into contracts may be, or may be affiliated with, persons or entities that could become the subject of sanctions, including, without limitations, sanctions targeting malicious cyber-enabled activities. If we determine that such sanctions require us to terminate existing contracts or if we are found to be in violation of such applicable sanctions, our operating results may be adversely affected, or we may suffer reputational harm. We may also lose business opportunities to companies that are not required to comply with these sanctions.
From time to time, we may enter into drilling contracts with countries or government-controlled entities that are subject to sanctions, export restrictions and embargoes imposed by the U.S. government or identified by the U.S. government as state sponsors of terrorism, provided entering into such contracts would not violate U.S. law. We may also enter into drilling contracts involving operations in countries or with government-controlled entities that are subject to sanctions and embargoes imposed by the U.S. government or identified by the U.S.

government as state sponsors of terrorism, provided that entering into such contracts would not violate U.S. law. However, this could negatively affect our ability to obtain investors. In some cases, U.S. investors would be prohibited from investing in an arrangement in which the proceeds could directly or indirectly be transferred to or may benefit a sanctioned entity. Moreover, even in cases where the investment would not violate U.S. law, potential investors could view such drilling contracts negatively, which could adversely affect our reputation and the market for Shares. We do not currently have any drilling contracts involving operations in countries or with government-controlled entities that are subject to sanctions and embargoes imposed by the U.S. government or identified by the U.S. government as state sponsors of terrorism nor do we have any plans to initiate such contracts.
As stated above, we believe that we are in compliance with all applicable economic sanctions and embargo laws and regulations and intend to maintain such compliance. However, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Rapid changes in the scope of global sanctions may also make it more difficult for us to remain in compliance. Any violation of applicable economic sanctions could result in civil or criminal penalties, fines, enforcement actions, legal costs, reputational damage, or other penalties and could result in some investors deciding, or being required, to divest their interest, or not to invest, in Shares or debt. Additionally, some investors may decide to divest their interest, or not to invest, in Shares or debt simply because we may do business with companies that do business in sanctioned countries. Moreover, our drilling contracts may indirectly involve persons subject to sanctions and embargo laws and regulations as a result of actions that do not involve us, or our drilling units, and even if those dealings are lawful, it could in turn negatively affect our reputation. Investor perception of the value of Shares or debt may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.
We have suffered, and may continue to suffer, losses through our investments in other companies in the offshore drilling and oilfield services industry, which could have a material adverse effect on us.
From time to time, we may hold investments in other companies in our industry that operate offshore drilling units with similar characteristics to our fleet of rigs or deliver various other oilfield services. As of December 31, 2024, we held equity interests in Sonadrill, where we provide various services , including the provision of operating and technical support and management and administrative services agreements. As of December 31, 2024, the carrying value of this equity method investment was $68 million.
The market value of such equity interests have been, and may continue to be, volatile and has fluctuated, and may continue to fluctuate, in response to changes in oil and gas prices and activity levels in the offshore oil and gas industry. If we sell our equity interests in an investment at a time when the value of such investment has fallen, we may incur a loss on the sale or an impairment loss being recognized, ultimately leading to a reduction in earnings.
In current market conditions, we may consider entering into further joint venture arrangements.
Labor costs restrictions could increase following collective bargaining negotiations and changes in labor laws and regulations.
Some of our employees are represented by CBAs. The majority of these employees work in Brazil and Norway. In addition, some of our contracted labor works under CBAs. As part of the legal obligations in some of these agreements, we are required to contribute certain amounts to retirement funds and pension plans and are restricted in our ability to dismiss employees. In addition, many of these represented individuals are working under agreements that are subject to salary negotiation. These negotiations could result in higher personnel costs, other increased costs or increased operating restrictions that could adversely affect our financial performance.
The physical effects of, and regulations and disclosure requirements with respect to, greenhouse gas emissions and climate change could have a negative impact on our business.
The physical and regulatory effects of climate change and a global transition to a low carbon economy could have a negative impact on our operations and could require adapting our fleet and business to potential changes in governmental requirements, customer preferences and our customer base, and could also require engaging with existing and potential customers and suppliers to develop or implement solutions designed to reduce or to decarbonize oil and gas operations or to advance renewable and other alternative energy sources. Scientific studies have suggested that emissions of greenhouse gases, including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of greenhouse gas emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide; and there are a number of political and technological initiatives aimed at reducing the use of hydrocarbons.
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. For example, legislation to regulate greenhouse gas emissions and reporting obligations with respect thereto have periodically been introduced in the U.S. Congress or proposed by the U.S. Securities and Exchange Commission and such legislation and reporting obligations may be proposed or adopted in the future. On March 6, 2024, the U.S. Securities and Exchange Commission adopted final rules that will require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. However, the SEC voluntarily stayed implementation of the final rules pending completion of judicial review; and we cannot predict whether the Trump Administration may seek to overturn the final rules.
Additionally, the United States has been a member of the “Paris Agreement” that requires member countries to review and “represent a progression” in their intended nationally determined greenhouse gas contributions, which set many new goals, including greenhouse gas emission reduction goals every five years, with the next review occurring in 2025; however, on January 20, 2025, President Trump signed an executive order directing (i) submittal of a formal notification of withdrawal from the Paris Agreement and (ii) the U.S. to consider withdrawal from such agreement and obligations thereunder to be effective immediately. In December 2023, the international community, including over 190 governments, gathered in Dubai at COP28 and announced a new climate deal that calls on countries to ratchet up action on climate, including actions towards tripling renewable energy capacity and doubling energy efficiency improvements at a global level, before 2030 and ultimately to reduce carbon emissions and transition away from fossil fuels in energy systems to achieve "net zero" by 2050. More recently, however, on January 20, 2025, the Trump Administration issued an executive order that initiated the process to withdraw the United States from the Paris Agreement, mandated ending the United States’ financial commitments under the UN Framework Convention on Climate Change, and revoked the U.S. International Climate Finance Plan. In addition to the executive order mentioned above, as of January 25, 2025, the Trump Administration had issued a series of executive orders that signal a shift in the United States’ energy and climate change policies. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining, and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) promote energy exploration and production on federal lands and waters; (iii) mandate a review of existing regulations that may burden domestic energy development; and (iv) pause the disbursement of funds appropriated through the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") and the Infrastructure Investment and Jobs Act. It is not possible to predict the impact of the Trump Administration on these climate and energy initiatives at this time. While the Trump Administration may seek to reverse some or all of the initiatives advanced by the Biden Administration, it is unknown whether such reversals will ultimately be successful, and these or additional changes in the future could impact our business and operations, and those of our customers.
With respect to the shipping and offshore drilling industries, in particular, governing bodies have, from time to time, put in place regulatory frameworks and measures, and may in the future propose and adopt others, that materially burden, limit or prohibit shipping or offshore drilling operations in certain areas. For example, a number of countries, the EU and the United Nations’ International Maritime Organization (the "IMO") have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions in the shipping industry, such as requiring ships (including rigs and drillships) to comply with IMO and EU regulations relating to the collection and reporting of data relating to greenhouse gas emissions. In April 2018, the IMO adopted an initial strategy to, among other things, reduce the 2008 level of greenhouse gas emissions from the shipping industry by 50% by the year 2050. In July 2023, the IMO adopted a revised strategy that (i) includes as a goal attaining net-zero greenhouse gas emissions from international shipping by or around 2050, (ii) promotes the uptake of alternative zero and near-zero greenhouse gas emissions technologies, fuels and/or energy sources by 2030, and (iii) identifies as indicative checkpoints a level of ambition at least a 20% reduction, compared to 2008, in total annual greenhouse gas emissions from international shipping by 2030, and at least a 70% reduction by 2040, striving for reductions of 30% by 2030 and 80% by 2040. In furtherance of the IMO’s strategy to reduce greenhouse gas emissions from shipping, in October 2024, the IMO announced proposed regulations scheduled for adoption in late 2025 focused on enhancing the energy efficiency of ships. The IMO also is discussing proposals to (i) set a global marine fuel standard providing for a phased reduction of the greenhouse gas intensity of marine fuel and (ii) establish a marine greenhouse gas pricing mechanism. In January 2025, the International Chamber of Shipping joined with 47 governments in the submission of proposed language to the IMO for a pricing mechanism that, commencing in 2028, would require shipping companies engaged in international voyages to make contributions to a new “IMO GHG Strategy Implementation Fund” based on annual greenhouse gas emission levels.
It is not possible at this time to predict the timing and effect of climate change or the extent and contents of any additional greenhouse gas legislation, regulations or other measures, including with respect to the shipping or offshore drilling industries, specifically, or the oil and gas industry, generally, adopted at the international, national, regional, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce greenhouse gas emissions have occurred and may continue based on long-term trends, the findings set forth in the Intergovernmental Panel on Climate Change’s special report and the announcements made at COP28. Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the United States or other jurisdictions in which we operate, or any treaty or agreement adopted at the international level, such as the Kyoto Protocol or Glasgow Climate Pact, that restricts or imposes a fee on emissions of greenhouse gases or implements more robust greenhouse gas emission and climate-related reporting and disclosure obligations, could (i) require us to make significant financial expenditures, including the installation of new emission controls, the acquisition of allowances or payment of taxes related to our greenhouse gases, or the implementation and administration of a greenhouse gas emissions program, (ii) increase our costs to operate and maintain our assets, and (iii) negatively affect the demand for our customers’ products and, accordingly, our services, none of which we are able to predict with certainty at this time. Any such legislation, regulations, reporting and disclosure obligations or other measures could have a significant adverse financial and operational impact on our business and operations.
Moreover, certain government and regulatory authorities have enacted, and are expected to continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or developmental drilling and production of oil and gas could have a material adverse effect on our business, operating results or financial condition if we are unable to recover or pass through a significant level of our costs or are required to change our practices related to complying with climate change regulatory requirements imposed on us. Future earnings may be negatively affected by compliance with any such new legislation or regulations.
Further, to the extent financial markets view climate change and greenhouse gas emissions as a financial risk, this could negatively impact our cost of or access to capital. Parties concerned about the potential effects of climate change have directed, and may in the future direct, their attention at sources of funding for energy companies, which has resulted, and may in the future result, in certain financial institutions, funds and other sources of capital, restricting or eliminating their investment in or lending to oil and gas activities.
Beyond regulatory and financial impacts, the projected severe effects of climate change, including severe weather, such as hurricanes, monsoons and other catastrophic storms, have the potential to directly affect our facilities, drilling units and operations and those of our customers and suppliers, which could result in more frequent and severe disruptions to our business and those of our customers and suppliers, increased costs to repair damaged facilities or drilling units or maintain or resume operations, and increased insurance costs. Additionally, the increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their greenhouse gas emissions. As a result, we or our customers may become subject to court orders compelling a reduction of greenhouse gas emissions or requiring mitigation of the effects of climate change.

Our drilling contracts with national oil companies may expose us to greater risks than with non-governmental customers.
We currently own and operate rigs that are contracted with national oil companies. The terms of these contracts are often non-negotiable and may expose us to greater commercial, political and operational risks than we assume in other contracts, such as exposure to materially greater environmental liability, personal injury and other claims for damages (including consequential damages), or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, under certain conditions that may not provide us with an early termination payment. We can provide no assurance that the increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted to national oil companies with commensurate additional contractual risks.
Control of oil and natural gas reserves by national oil companies may affect the demand for our services and products and create additional risks in our operations.
Much of the world’s oil and natural gas reserves are controlled by national oil companies, which may suggest or require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. These difficulties may be compounded by the effects of local law, unpredictable contract interpretation by local courts and the exercise of extra-contractual rights by national oil companies or their affiliates. The failure to meet the local content requirements and other local standards may adversely affect our operations in those countries. In addition, our ability to work with national oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.
There can be no assurance that the use of our drilling units will not infringe the intellectual property rights of others.
The majority of the intellectual property rights relating to our drilling units and related equipment are owned by our suppliers. In the event that one of our suppliers becomes involved in a dispute over an infringement of intellectual property rights relating to equipment owned by us, we may lose access to repair services or replacement parts or could be required to cease using some equipment. In addition, our competitors may assert claims for infringement of intellectual property rights related to certain equipment on our drilling units and we may be required to stop using such equipment or pay damages and royalties for the use of such equipment. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. The consequences of these technology disputes involving our suppliers or competitors could adversely affect our financial results and operations. We have indemnity provisions in some of our supply contracts to give us some protection from the supplier against intellectual property lawsuits. However, we cannot make any assurances that these suppliers will have sufficient financial standing to honor their indemnity obligations or guarantee that the indemnities will fully protect us from the adverse consequences of such technology disputes. We also have provisions in some of our customer contracts to require the customer to share some of these risks on a limited basis, but we cannot provide assurance that these provisions will fully protect us from the adverse consequences of such technology disputes.
Imposition of laws, executive actions or regulatory initiatives to restrict, delay or cancel leasing, permitting or drilling activities in deepwaters of the United States or foreign countries may reduce demand for our services and products and have a material adverse effect on our business, financial condition or results of operations.

We are an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. In the United States, President Biden issued an executive order in January 2021 that commits to substantial action on climate change, calling for, among other things, the elimination of subsidies provided to the fossil fuel industry and an increased emphasis on climate-related risks across government agencies and economic sectors. In September 2023, the Biden Administration announced that federal agencies will be directed to consider the social cost of greenhouse gasses in agency budgeting, procurement and other agency decisions, including in environmental reviews conducted pursuant to the National Environmental Policy Act, where appropriate. Additionally, regulatory agencies at the federal, state or local level may issue new or amended laws or rulemakings regarding deepwater leasing, permitting or drilling, including moratoriums on drilling, which could result in more stringent or costly restrictions, delays or cancellations in offshore oil and natural gas exploration and production activities. Additionally, decisions regarding federal offshore leasing have been subject to legal challenges that could delay or suspend offshore lease auctions, adversely affecting our customers’ businesses and reducing demand for our services. In September 2023, the Biden Administration announced a new five-year offshore leasing plan for the US Gulf, which the Trump Administration sought to reverse via executive order in January 2025. The Biden Administration’s plan, if and to the extent retained under the Trump Administration, calls for a maximum of three offshore lease sales, in 2025, 2027 and 2029, and no lease sales were held in 2024. The five-year lease plan would represent the smallest number of planned sales in the history of the offshore leasing program. On January 6, 2025, President Biden issued a Memorandum of Withdrawal pursuant to the Outer Continental Shelf Lands Act of the entire U.S. East Coast, the eastern US Gulf, the Pacific off the coasts of Washington, Oregon and California, and additional portions of the Northern Bering Sea in Alaska from oil and gas leasing, which the Trump Administration sought to reverse by executive order in January 2025. On January 26, 2024, the Biden Administration implemented a temporary pause on the U.S. Department of Energy’s (“DOE”) review of pending decisions for authorization to export liquified natural gas (“LNG”) to non-Free Trade Agreement countries while the DOE reviews and updates the underlying analyses for such decisions using more current data to account for considerations like the environmental and climate change impacts of LNG. The temporary pause was then overturned by the U.S. District Court for the Western District of Louisiana in July 2024, and the Trump Administration restarted the review of new LNG export terminals via executive order in January 2025. On April 12, 2024, the U.S. Department of the Interior (“DOI”) published a final rule to revise the Bureau of Land Management’s oil and gas leasing regulations, which revises fiscal terms of the onshore federal oil and gas leasing program, including for bonding requirements, royalty rates and minimum bids. It is not possible to predict the impact of the Trump Administration on these climate and energy initiatives at this time. While the Trump Administration may seek to reverse some or all of these initiatives, it is unknown whether such reversals will ultimately be successful.

Any new legislation, executive actions or regulatory initiatives, whether in the United States or in other countries, that impose increased costs or more stringent operational standards or result in significant delays, cancellations or disruptions in our customers’ operations could increase the risk of losing leasing or permitting opportunities, result in expired leases due to the time required to develop new technology or increased supplemental bonding costs or cause our customers to incur penalties, fines or shut-in production at one or more of their facilities, any or all of which could reduce demand for our services. We cannot predict with any certainty the full impact of any new laws, regulations, executive actions or regulatory initiatives on our customers’ drilling operations or the opportunity to pursue such operations, or on the cost or availability of insurance to cover the risks associated with such operations. The matters described above, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Financial and Tax Risks
We have a significant amount of debt, and we may still be able to incur substantially more debt in the future. Such debt and debt service obligations may adversely affect us.
As of December 31, 2024, we had (i) $625 million aggregate principal amount of long-term debt and (ii) $225 million of committed availability for future borrowings under the Revolving Credit Facility (as defined herein), of which $225 million was available.
Although the terms of the agreements governing our debt restrict our and our restricted subsidiaries’ ability to incur additional debt and liens, such restrictions are subject to exceptions and qualifications, and the debt or liens incurred in compliance with such restrictions may be substantial. Also, these restrictions do not prevent us or our restricted subsidiaries from incurring obligations that do not constitute debt.
To meet our debt service obligations, we will require a significant amount of cash, which depends on many factors beyond our control. We may not generate sufficient cash flow from operations, or have future borrowings available under the Revolving Credit Facility, to enable us to repay our debt or other obligations or to fund our other liquidity needs. Specifically, our level of debt could have negative consequences to us, including:
•limitations on our ability to obtain additional debt or equity financing on favorable terms or at all;
•any instances in which we are unable to comply with the covenants contained in the agreements governing our debt or to generate cash sufficient to make required debt payments, which circumstances have the potential of accelerating the maturity of some or all of our outstanding debt;
•the allocation of a substantial portion of our cash flow from operations to service our debt, thus reducing the amount of our cash flows available for other purposes, including capital expenditures and dividends that would otherwise improve our competitive position or results of operations;
•requiring us to sell debt or equity securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;
•compromising our flexibility to plan for, or react to, competitive challenges in our business and industry or other general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates, to the extent we draw down on our Revolving Credit Facility, as borrowings thereunder would be subject to variable interest rates ; and
•exposing us to a credit rating downgrade, making it more difficult to raise new capital or refinance on favorable terms.
Any of these factors could have an adverse effect on our business, financial condition, and results of operations and our ability to meet the payment obligations under the agreements governing our debt. In addition, to the extent other new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
The agreements governing our debt contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business.
The agreements governing our debt contain covenants that, among other things, may limit or otherwise hinder our ability and the ability of certain of our subsidiaries to:
•incur additional debt and issue preferred stock;
•incur or create liens;
•redeem or prepay certain debt;
•pay dividends on our Shares, repurchase Shares or make other types of restricted payments;
•change the management or ownership of the drilling units;
•make changes related to the operation and circumstances of our drilling units that have been pledged as collateral;
•make certain investments or capital expenditures;
•engage in certain asset sales;
•enter into transactions with affiliates; and
•engage in certain consolidations, mergers, acquisitions and similar transactions.
In addition, the Credit Agreement (as defined herein) contains financial covenants requiring us to maintain a quarterly maximum consolidated total net leverage ratio and a quarterly minimum interest coverage ratio. Any future agreements governing debt may also require us to comply with similar or other financial covenants.
These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, amalgamations, acquisitions and other corporate opportunities and affecting our ability to compete effectively with our competitors to the extent that they are subject to less onerous restrictions. The interests of our lenders and other debt holders may be different from the Company’s and we may not be able to obtain their consent when beneficial for our business, which may impact our performance or our ability to obtain replacement or additional financing or make certain investments or acquisitions in the future.
Breach of covenants may result in a default under the terms of these agreements, which could accelerate our repayment of funds that we have borrowed and allow lenders to foreclose upon any collateral securing the debt. Moreover, the agreements governing our debt include cross-default or cross-acceleration provisions, whereby, in certain circumstances, a default under one might result in defaults under one or more of the others. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations thereunder. In addition, the limitations imposed by the agreements governing our debt on our ability to incur additional debt and to take other actions might impair our ability to obtain other financing. This could have serious consequences to our financial condition and results of operation and could cause us to become bankrupt or insolvent.
We may be unable to meet our capital allocation framework goal of returning at least 50% of Free Cash Flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our Shares.
Our capital allocation framework includes a goal of returning at least 50% of Free Cash Flow (defined as cash flows from operating activities minus capital expenditures) to our shareholders in the form of share repurchases or dividends. In connection with our capital allocation framework, in August 2023, the Board of Directors authorized a share repurchase program of $250 million, which was completed in December 2023. In November 2023 and May 2024, the Board of Directors authorized additional repurchases up to an additional $250 million and $500 million, respectively, taking the aggregate authorization to $1 billion. During 2024, the Company completed authorized additional repurchases of $527 million. Share repurchases and dividends are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including market conditions, the Company’s financial position and capital requirements, financial conditions, and competing uses for cash, statutory solvency requirements, the restrictions in the Company’s debt agreements and other factors. The Company is under no obligation to purchase any Shares in respect of the share repurchase program, and we can provide no assurance that we will make share repurchases or pay dividends in accordance with our share repurchase program, capital allocation framework goal or at all. Any elimination of, or downward revision in, our share repurchase program, dividend payment plans or capital allocation framework could have an adverse effect on the market price of our Shares.
Meeting our capital allocation framework goal requires us to generate consistent Free Cash Flow and have available capital in the years ahead in an amount sufficient to enable us to maintain a conservative capital structure and liquidity position, focus capital investment in our fleet, as well as to return a significant portion of the cash generated to shareholders in the form of share repurchases or dividends. The amount of Free Cash Flow returned in any quarter during the year may vary and may be more or less than 50% or none at all. We may not meet this goal if we use our available cash to satisfy other priorities, if we have insufficient funds available to repurchase Shares or pay dividends, or if our Board of Directors determines to change or discontinue share repurchases or dividend payments.
We are a holding company, and we are dependent upon cash flow from subsidiaries and joint ventures to meet our obligations.
We currently conduct our operations through our subsidiaries and joint ventures, and our operating income and cash flow are generated by such entities. As a result, cash we obtain from our subsidiaries is and, to a lesser extent, our joint ventures are the principal source of funds necessary to meet our debt service obligations. Unless they are guarantors of our debt, such entities do not have any obligation to pay amounts due on our debt or to make funds available for that purpose. Contractual provisions or laws, as well as such entities’ financial condition, and operating requirements, may also limit our ability to obtain the cash that we require to pay our debt service obligations. Applicable tax laws may also subject such payments to us by such entities to further taxation.
We may recognize impairments on long-lived assets and intangible assets or recognize impairments on equity method investments.
We regularly evaluate the value of our property and equipment, primarily our drilling units. If we determine that a drilling unit’s book value is not recoverable over its remaining asset life, we would be required to record an impairment charge resulting in a loss being recorded in our financial statements. Impairments can have a significant negative impact on our financial statements and our overall financial performance.
We may face financial losses in the future due to a range of factors such as a decline in demand for offshore drilling units. The offshore drilling industry has historically been cyclical, and we have experienced periods where rigs have been idle or underused for long periods where there has been a surplus of available drilling units. Additionally, during such periods, we have been required to reduce dayrates to remain competitive. Future decreases in demand for our drilling units, or other adverse events, could lead to impairment charges.
In addition, the fair market value of our drilling units may decrease further if the offshore drilling industry suffers adverse developments in the future. The fair market value of the drilling units that we currently own, or may acquire in the future, may increase or decrease depending on a number of factors, including:
•the general economic and market conditions affecting the offshore contract drilling industry, including competition from other offshore contract drilling companies;
•the types, sizes and ages of drilling units;
•the supply and demand for drilling units;
•the costs of newbuild drilling units;
•the prevailing level of drilling services contract dayrates;
•governmental or other regulations; and
•technological advances.
If drilling unit values fall significantly, we may have to record an impairment adjustment in our Consolidated Financial Statements, which could adversely affect our financial results and condition.

Fluctuations in exchange rates and the non-convertibility of currencies could result in losses to us.
As a result of our international operations, we are exposed to fluctuations in foreign exchange rates due to certain revenues being received and certain operating expenses paid in currencies other than U.S. dollars. Accordingly, we may experience currency exchange losses if we have not adequately hedged our exposure to a foreign currency, or if revenues are received in currencies that are not readily convertible (e.g., Brazilian real, Angola Kwanza). There is no guarantee that our future operating results will not be adversely impacted by fluctuations in currency exchange rates. We may also be unable to repatriate revenues because of a shortage of convertible currency available in the country of operation, controls over currency exchange or controls over the repatriation of income or capital.
A change in tax laws in any country in which we operate could result in higher tax expense.
We conduct our operations through various subsidiaries in countries throughout the world. Tax laws, regulations and treaties are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, regulations and treaties in and between the countries in which we operate, including treaties between the United States and other countries. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, regulations or treaties, including those in and involving the United States, and the Organization for Economic Co-operation and Development's ("OECD") Base Erosion and Profit Shifting 2.0 initiative, Pillar 2, and rules introduced by countries in response to Pillar 2 (such as Bermuda corporate income tax), or in the valuation of our deferred tax assets, which is beyond our control, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.
The United States enacted the Inflation Reduction Act on August 16, 2022. This law imposes, among other things, a 15% corporate alternative minimum tax on the adjusted financial statement income of certain corporations, and a 1% excise tax on certain corporate stock repurchases occurring after December 31, 2022. While we believe these tax law changes have no immediate effect on us and are not expected to have a material adverse effect on our results of operations going forward, it is unclear how they will be implemented by the U.S. Department of Treasury, and what actions, if any, the Trump Administration may take with respect thereto, and what, if any, impact the tax law changes or actions of the Trump Administration will have on our tax rate. We will continue to evaluate the impact of the Inflation Reduction Act, and actions of the Trump Administration with respect thereto, as further information becomes available.

Further, on December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the "CIT Act"). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least EUR750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net taxable income of such constituent entities as determined in accordance with and subject to the adjustments set out in the CIT Act. Tax is chargeable under the CIT Act for tax years starting on or after January 1, 2025. In addition, the CIT Act includes transition rules including carryforward tax losses incurred in the five fiscal years preceding the effective date or increases in the tax basis of assets and liabilities. The CIT Act also provides relief from double taxation via foreign tax credit based on the adjusted amount of foreign taxes accrued by the group. The CIT Act is designed as a covered tax for the purposes of the OECD’s Global Base Anti-Erosion Rules (“GloBE model rules”), meaning the CIT Act does not presently apply an income-inclusion rule or under taxed profits rule in the same way as the GloBE model rules do. While we expect that the Company would be treated as a Bermuda constituent entity for the purposes of the CIT Act and therefore subject to taxation in Bermuda, we do not currently expect the CIT Act to have a material adverse effect on our results of operations going forward but will continue to assess as additional clarification becomes available. Future developments and guidance under the GloBE model rules may impact Bermuda’s implementation of its corporate tax regime, and any future changes to the Bermuda corporate income tax regime may negatively impact our tax liability, financial condition, and results of operations, and could increase our administrative expenses.
A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in higher taxes on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.
Our tax returns are subject to review and examination. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries; or if the terms of certain double tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, our taxes on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected. For additional information on tax assessments and claims issued, refer to Note 11 - "Taxation" to the Consolidated Financial Statements.
Regulatory and Legal Risks
The issuance of share-based awards may dilute investors’ holding of Shares, and substantial sales of or trading in Shares could occur, which could cause the price of Shares to be adversely affected.
The Board and our shareholders have adopted and approved the Management Incentive Plan (as defined herein) under which awards may be made to certain members of Seadrill’s Board of Directors, management and other employees. As of December 31, 2024, there were a total of 857,350 non-vested restricted share units subject to service or external market conditions and 224,840 non-vested restricted share units subject to internal performance conditions under the Management Incentive Plan. Vested awards may be settled in cash or Shares at the election of the Joint Nomination and Remuneration Committee. As of the date of this filing, 2,783,814 Shares remain available for issuance, with respect to awards that have been or may be granted from time to time under the Management Incentive Plan.
In addition, a limited number of shareholders own a substantial portion of Shares. Sales of a substantial number of Shares in the public markets, or even the perception that these sales might occur, could impair our ability to raise capital for our operations through a future sale of, or pay for acquisitions using, our equity securities. We may issue Shares or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of Shares, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those Shares or other securities in connection with any such acquisitions and investments. We cannot predict the effect that future sales of

Shares will have on the price at which Shares trade or the size of future issuances of Shares or the effect, if any, that future issuances will have on the market price of Shares. Sales of substantial amounts of Shares, or the perception that such sales could occur, may adversely affect the trading price of the Shares.
Because we are a foreign corporation, you may not have the same rights that a shareholder in a U.S. corporation may have.
We are incorporated under the laws of Bermuda, and substantially all of our assets are located outside of the United States. In addition, the majority of our directors and officers generally are or will be non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult or impossible for you to effect service of process on these individuals in the United States or to enforce in the United States judgments obtained in U.S. courts against us or our directors and officers based on the civil liability provisions of applicable U.S. securities laws.
In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located (1) would enforce judgments of U.S. courts obtained in actions against us based upon the civil liability provisions of applicable U.S. securities laws or (2) would enforce, in original actions, liabilities against us based on those laws.
Our Bye-Laws limit shareholders’ ability to bring legal action against our officers and directors.
Our Bye-Laws contain a broad waiver by the shareholders of any claim or right of action, both individually and on behalf of the Company, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.
Legislation enacted in Bermuda as to Economic Substance may affect our operations.
Pursuant to the Economic Substance Act 2018 (as amended) and related regulations (the "ESA"), which came into force on January 1, 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda ("non-resident entity") that carries on as a business any one or more of the "relevant activities" referred to in the ESA must comply with economic substance requirements. The ESA may require in-scope Bermuda entities which are engaged in such "relevant activities" to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain physical offices and premises in Bermuda or perform core income-generating activities in Bermuda. The list of "relevant activities" includes carrying on any one or more of the following activities: banking, insurance, fund management, financing and leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities (as such terms are defined in the ESA). An in-scope Bermuda entity that carries on a relevant activity is obliged under the ESA to file a declaration with the Bermuda Registrar of Companies on an annual basis containing certain information. The ESA could affect the manner in which we (or any of our Bermuda subsidiaries) operate our business, which could adversely affect our business, financial condition and operating results. If we were required to satisfy economic substance requirements in Bermuda but failed to do so, we could face automatic disclosure to competent authorities in the European Union of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and may be struck off as a registered entity in Bermuda.
We may be subject to litigation, arbitration, other proceedings and regulatory investigations that could have an adverse effect on us.
We are currently involved in various litigation and arbitration matters, and we anticipate that we will be involved in dispute matters from time to time in the future. The operating and other hazards inherent in our business expose us to disputes, including claims for personal injury, worker health and safety matters, environmental and climate change litigation, contractual disputes with customers or lessors of rigs that we have leased, or may in the future lease, intellectual property and patent disputes, tax or securities disputes, regulatory investigations and maritime lawsuits, including the possible arrest of our drilling units. We cannot predict, with certainty, the outcome or effect of any claim or other dispute matters, or a combination of these. If we are involved in any future disputes, or if our positions concerning current disputes are found to be incorrect, there may be an adverse effect on our business, financial position, operating results and available cash, because of potential negative outcomes, the costs associated with asserting our claims or defending such lawsuits or proceedings, and the diversion of management’s attention to these matters. For additional information on litigation matters that we are currently involved in, please see Part I, Item 3, "Legal Proceedings".
The loss of our status as a “foreign private issuer” could result in additional cost.
Effective January 1, 2025, we no longer qualify as a “foreign private issuer” (as defined in Rule 405 of the Securities Act). As a foreign private issuer, we were exempt from certain rules under the Exchange Act that impose certain disclosure obligations and procedural requirements for proxy solicitations under Section 14 of the Exchange Act. In addition, (i) our officers, directors and principal shareholders were exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules under the Exchange Act with respect to their purchases and sales of our Shares, and (ii) we were not required to file periodic reports and financial statements with the SEC as frequently or as promptly as U.S. domestic issuers. We were also permitted to follow certain home country practices in relation to our corporate governance instead of the NYSE corporate governance listing standards. As a result of no longer qualifying as a foreign private issuer, we may incur significant additional costs related to the increased regulatory and compliance requirements of applicable U.S. securities laws and the NYSE corporate governance listing standards as a U.S. domestic issuer.

Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity
Seadrill is dedicated to upholding comprehensive cybersecurity policies and procedures to safeguard our assets, data, and stakeholders. We achieve this by continuously assessing, identifying, and managing material risks associated with cybersecurity threats. Our cybersecurity program is built upon the U.S. Department of Commerce's National Institute of Standards and Technology ("NIST") Cybersecurity Framework. Cybersecurity risk is an integral part of our Enterprise Risk Management ("ERM") program, which evaluates potential impacts to our operations, financial stability, and reputation.

The Vice President of Technical Services serves as the Senior Management sponsor for cybersecurity risk and mitigation plans. Day-to-day management of cybersecurity risks falls under the responsibility of the Director of Information Security and Information Technology ("ISIT") and the Cybersecurity Manager. Our Cybersecurity Manager is a retired U.S. Military Cyber Warfare Officer with over 15 years of experience in Cybersecurity Operations and a member of the International Association of Drilling Contractors Cybersecurity Committee.

The governance of Seadrill’s cybersecurity program is detailed in Directives and Procedures within our Management System. These documents are regularly reviewed and outline the roles of our Cybersecurity Steering Committee, Security Operations Center, and our comprehensive Cyber Incident Response Plan. This plan specifies procedures for assessing the risk of foreseeable cyber incidents, escalating incidents to Senior Management (including necessary disclosures), and systematically responding to incidents through isolation, containment, analysis, and resolution. A structured de-escalation process follows these actions to ensure resolution and recovery. Our processes also address cybersecurity risks associated with third-party service providers, including those in our supply chain or with access to our systems or data. We evaluate key third-party providers’ cybersecurity postures and may recommend specific mitigation controls. The Company works with various assessors, consultants, auditors, and other third parties on a regular basis to ensure the effectiveness of our cybersecurity measures.

To maintain and enhance the strength of our cybersecurity controls while reducing risk exposure, Seadrill conducts vulnerability assessments and penetration testing. As a principal risk, cybersecurity is also included in our rolling Internal Audit & Assurance program and is subject to external ISO 9001 quality management certification, certified by DNV. Oversight of these efforts is provided by the Assurance, Quality & Enterprise Risk Function, which ensures the robustness of key mitigations and controls.

Senior Management oversee the cybersecurity program through weekly and monthly updates, and report on the cybersecurity program to the Audit and Risk Committee for oversight, on a quarterly basis. Additionally, cybersecurity risks are reviewed annually as part of the ERM program. The ISIT Function leads ongoing training and awareness initiatives that applies to all Seadrill personnel, including employees, contractors and contingent workers, emphasizing cybersecurity as a critical organizational priority and mitigating the potential human factor in cyber incidents.

To date, Seadrill’s business strategy, operations, and financial condition have not been materially affected by large-scale cybersecurity threats or incidents. For more information on the risks related to Cybersecurity, please refer to Part I, Item 1A, "Risk Factors - Risks Relating to Our Business and Industry - Failure to adequately protect our sensitive information, operational technology systems and critical data, or our service providers’ failure to protect their systems and data could have a material adverse effect on us."

Item 2. Properties
1) Drilling units
The description of our rig fleet included under Part I, Item 1, "Business” is incorporated by reference herein.
2) Office and Equipment
We lease offices and other properties in several locations including Houston in the United States, Rio de Janeiro in Brazil, Stavanger in Norway, Luanda in Angola, and Liverpool in the United Kingdom. Our Consolidated Balance Sheet includes office equipment, IT equipment and leasehold improvements held in these locations. As previously announced, during 2024, we completed the closure of our London, England office and consolidated our corporate offices in Houston, Texas.
Item 3. Legal Proceedings
Except as set forth in "Note 27 – Commitments and contingencies" to our consolidated financial statements included in Part II, Item 8, "Financial statements and Supplementary Data" of this annual report, we were involved in a number of lawsuits, regulatory matters, disputes, and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
Additional information regarding legal proceedings is presented in “Note 27 — Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this annual report.
Item 4.     Mine Safety disclosures
Not applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares and Related Shareholder Information
Our Shares are listed on the New York Stock Exchange under the ticker symbol “SDRL.” On February 20, 2025, we had 19 holders of record of our Shares.
Dividends
Pursuant to the Bye-Laws, the Board of Directors may declare cash dividends or distributions. The payment of any future dividends to shareholders will depend upon decisions that will be at the sole discretion of the Board of Directors and will depend on the then-existing conditions, including the Company's operating results, financial condition, contractual restrictions, corporate law restrictions, capital requirements, the applicable laws of Bermuda and business prospects. Under Bermuda law, a company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that (a) it is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of its assets would thereby be less than its liabilities.
Although the Board of Directors may consider the payment of dividends, there can be no assurance that the Company will pay any dividend, or if declared, the amount of such dividend. The agreements governing the Company's secured debt may restrict the Company's ability to declare or pay dividends.
Further, as the Company is a holding company with no material assets other than the shares of its subsidiaries through which it conducts its operations, its ability to pay dividends will also depend on the subsidiaries distributing their respective earnings and cash flow to the Company.
Seadrill Limited was incorporated on October 15, 2021 and has not paid any dividends since its incorporation.
Bermuda and Other Non-U.S. Tax Considerations
As previously noted, the CIT Act was enacted in Bermuda on December 27, 2023 and tax is chargeable under the CIT Act for tax years starting on or after January 1, 2025. Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least EUR750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net taxable income of such constituent entities as determined in accordance with and subject to the adjustments set out in the CIT Act (including in respect of foreign tax credits applicable to the Bermuda constituent entities).
The CIT Act does not impose any withholding tax, capital transfer tax, estate duty or inheritance tax and no such taxes are payable by the Company or its shareholders (who are non-residents of Bermuda) in respect a disposition of the Shares or in respect of distributions they receive from the Company with respect to the Shares. This discussion does not, however, apply to the taxation of persons ordinarily resident in Bermuda. Bermuda resident shareholders should consult their own tax advisors regarding possible Bermuda taxes with respect to dispositions of, and distributions received on, the Shares.
Bermuda currently has no tax treaties in place with other countries in relation to double-taxation or for the withholding of tax for foreign tax authorities.
Issuer Repurchases of Equity Securities
On August 14, 2023, the Board of Directors authorized a share repurchase program, which was announced on August 15, 2023 and completed in December 2023, under which the Company purchased $250 million of its outstanding common shares. On November 27, 2023, the Board of Directors authorized, and the Company announced, an increase in the Company’s aggregate share repurchase authorization, allowing the Company to repurchase an additional $250 million of its outstanding common shares. Under such authorization, the Company purchased an additional $250 million of its outstanding common shares.
During the second quarter of 2024, as announced on May 16, 2024, the Company's Board of Directors authorized a new $500 million share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023 (the "Current Repurchase Program").
For more information on Share repurchases, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 2) Capital allocation framework and share repurchase program"

For the three months ended December 31, 2024, Seadrill repurchased outstanding common shares as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (1)
October 1 - October 31	—	$—	—	$307,755,016
November 1 - November 30	1,188,832	$40.59	1,188,832	$259,745,309
December 1 - December 31	1,312,071	$39.44	1,312,071	$207,997,229
Total	2,500,903	$39.99	2,500,903	$207,997,229
(1) Relates to the $500 million share repurchase program authorized by the Company's Board of Directors and announced on May 16, 2024, which will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023.

Cumulative Total Shareholder Return
The chart below presents a comparison of the cumulative total shareholder return, assuming $100 invested on October 14, 2022 (first trading date on the NYSE after our emergence from the Chapter 11) for Seadrill Limited ("SDRL"), the PHLX Oil Service Sector Index (the "OSX Index") and Dow Jones US Select Oil Equipment & Services Index (the "Industry Index").

(Amounts in US$)	Indexed Returns
Company/Index	October 14, 2022	December 31, 2022	December 31, 2023	December 31, 2024
SDRL	100.0	130.6	189.1	155.7
OSX Index	100.0	120.9	123.2	108.9
Industry Index	100.0	122.8	128.8	118.6

The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this section, we present management’s discussion and analysis of results of operations and financial condition. It should be read in conjunction with our Consolidated Financial Statements and accompanying notes thereto included in this annual report for the year ended December 31, 2024. You should also carefully read the following sections of this annual report entitled "Forward-Looking Statements," Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors".
The discussion of our results of operations and liquidity in this section includes comparisons for the years ended December 31, 2024 and December 31, 2023. For a similar discussion, including comparisons for the year ended December 31, 2023, the periods from February 23, 2022 through December 31, 2022 (Successor) and from January 1, 2022 through February 22, 2022 (Predecessor), see Part I, Item 5, "Operating and Financial Review and Prospects” of our annual report on Form 20-F for the year ended December 31, 2023, filed with the SEC on March 27, 2024.
Introduction
Seadrill Limited (along with any one or more of its consolidated subsidiaries, or to all such entities, referred to as "Seadrill", "we", "us", "our", and "the Company") is an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drillships and semi-submersible rigs for operations in shallow to ultra-deepwater in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies, and independent oil and gas companies. In addition, we provide management services to certain affiliated entities.
As of December 31, 2024, we owned a total of 15 drilling units, of which 11 were operating (inclusive of one leased to the Sonadrill joint venture), one 6th generation drillship was undergoing contract preparations for a contract that commenced during February 2025, and three were cold stacked. The 11 operating units include 10 benign floaters (comprising seven 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment unit (comprising of one jackup). In addition to our owned assets, as of December 31, 2024, we managed two drilling units owned by Sonangol.
For a detailed description of our business, please read Part I, Item 1, "Business".
Significant Developments
Share Repurchase Program
On June 25, 2024, the Company announced it had completed the additional $250 million of share repurchases initiated in December 2023, having repurchased an aggregate of 5,250,707 common shares, with a weighted average share price of $47.61, amounting to $250 million.

During the second quarter of 2024, as announced on May 16, 2024, the Company's Board of Directors authorized a new $500 million share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023. Under the Current Repurchase Program, the Company repurchased an aggregate of 6,714,252 Shares, with a weighted average share price of $43.52, amounting to $292 million. As of December 31, 2024, $208 million of the $500 million authorized amount remained available.

Refer to “Liquidity and Capital Resources - 2) Capital allocation framework and share repurchase program” and Note 22 - "Common shares" for additional information about the Company's share repurchases.

Disposal of Jackup Rigs and Equity Interest in Gulfdrill Joint Venture
On May 16, 2024, Seadrill entered into a definitive agreement to sell three jackup rigs, the West Castor, West Telesto, and West Tucana, and its 50% equity interest in the joint venture that operated these rigs offshore Qatar, to Seadrill's joint venture partner, Gulf Drilling International, for cash proceeds of $338 million. The closing of the sale occurred in June 2024, and a gain of $203 million, net of transaction costs, was recognized in the second quarter of 2024 associated with the disposal of these assets.

On November 23, 2024, Seadrill executed a Sale and Purchase Agreement with Petrovietnam Drilling & Well Service Corporation to divest the West Prospero for cash proceeds of $45 million. The closing of the sale occurred in December 2024, and a gain of $31 million, net of transaction costs, was recognized in the fourth quarter of 2024 associated with the disposal of the jackup rig.

OSE Delisting
As contemplated by our proxy statement, dated March 21, 2024, we submitted an application to delist our common shares on the OSE, on April 30, 2024. Oslo Bors approved the Company’s delisting from the OSE, following an affirmative shareholder vote at the Company’s Annual General Meeting in April 2024. The last day of trading our common shares on the OSE was September 9, 2024, with our common shares being delisted from the OSE on September 10, 2024.

Loss of Foreign Private Issuer Status
We determined the Company ceased to qualify as a foreign private issuer effective as of January 1, 2025 and commenced reporting as a domestic issuer under the Exchange Act from that date. As a result, among other consequences, we are no longer permitted to follow certain home country practices in relation to our corporate governance instead of NYSE rules. See Part I, Item 1A, “Risk Factors - Regulatory and Legal Risks - The loss of our status as a “foreign private issuer” could result in additional cost.”

Market Overview and Trends
The below table shows the average annual oil price over the period from 2020 to 2024. The Brent oil price on February 20, 2025 was $76.48.

	2024	2023	2022	2021	2020
Average Brent oil price ($/bbl)	80	82	101	71	42
Source: Bloomberg
In 2020, the oil and gas industry faced significant uncertainty due to a substantial reduction in oil and gas prices caused by the pandemic, despite Brent prices stabilizing in previous years. However, production cuts by OPEC and non-OPEC members, along with effective vaccination campaigns, had positive impacts on the industry, leading to a recovery in oil demand throughout 2021 and 2022.
The price of Brent crude oil averaged $80 per barrel in 2024, down from $82 per barrel in 2023. Global growth in the production of oil and slower demand growth has put downward pressure on prices, while heightened geopolitical risks and voluntary production restrictions among OPEC and non-OPEC members has supported prices.
Overall, in recent years, oil prices have generally remained at levels that are supportive of offshore exploration and development activity, and global rig demand has been steady. This level of demand has been sustained by the combination of growing confidence in commodity prices, heightened focus on energy security, and relative attractiveness of offshore plays with respect to both cost and carbon emissions.
During the first quarter of 2024, Brent oil prices generally rose due to heightened geopolitical risks largely associated with the growing Middle East conflict. Brent crude oil prices were highest in 2024 during April, closing at $91 per barrel. Prices generally declined through the remainder of 2024, with smaller price rallies driven by OPEC and non-OPEC announcements in June and September regarding delayed production increases. Economic weakness and concerns about oil consumption, particularly regarding trends in consumption of diesel and gasoline in China weighed on prices during the second half of 2024.
As a result, uncertainty persists in the market, which is primarily driven by concerns over the global economic conditions. Such concerns have led to continued deferral of offshore capital expenditures and contracting of offshore drilling services, and could have a negative impact on future demand for offshore drilling services, as the industry faces volatility in oil prices and growth trajectory for oil demand. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs, and the prices of goods and services required to reactivate or operate rigs.
The below table shows the global number of rigs on contract and marketed utilization for the year ended December 31, 2024, and for each of the four preceding years.

	2024	2023	2022	2021	2020
Contracted rigs
Benign environment floater	124	119	111	106	107
Harsh environment floater	22	26	26	25	25
Harsh environment jackup	28	28	31	28	26
Marketed utilization
Benign environment floater	84%	85%	81%	80%	77%
Harsh environment floater	93%	93%	82%	77%	77%
Harsh environment jackup	90%	83%	92%	80%	75%
Source: S&P Global.
Global benign-environment floaters

In 2024, marketed utilization declined slightly mainly due to an increase in supply and a larger number of units rolling off contract. As of December 31, 2024, the drillship utilization performed better at around 88 % compared to 78% for semi-submersibles. While the utilization for drillships declined year on year, the benign-environment semi-submersibles utilization saw a slight improvement compared to 2023.
Global harsh environment units
Marketed utilization remained steady year on year in the harsh environment floater segment due to the supply and demand balance. Harsh environment jackup utilization improved at a faster rate through 2024 closing the year at 90%. The decrease in harsh environment floater contracted rigs is mainly attributable to the reduction in supply, as a number of harsh environment units were contracted in the benign environment segment.

Changes to our fleet
The below table shows the number of owned drilling units included in our fleet for each of the periods covered by this report.

Drilling units owned	December 31, 2024	December 31, 2023	December 31, 2022
Benign environment drillships	10	10	6
Benign environment semi-submersible rigs	2	2	2
Benign environment jackup rigs	—	4	4
Harsh environment semi-submersible rig	2	2	1
Harsh environment jackup rig	1	1	1
Total drilling units	15	19	14
The decrease in benign environment jackup rigs during 2024 was due to the disposal of the West Castor, West Tucana, West Telesto and West Prospero. The increase in our owned fleet in 2023 was due to the acquisition of Aquadrill.
The below table shows the number of managed drilling units included in our fleet for each of the periods covered by this report:

Drilling units managed	December 31, 2024	December 31, 2023	December 31, 2022
Managed rigs
Floater	2	2	2
Jackup rigs	—	—	5
Total managed rigs	2	2	7
The decrease in managed jackup rigs during 2023 was due to the termination of the SeaMex MSA on November 17, 2023.
Contract backlog
Contract backlog includes all firm contracts at the contractual operating dayrate multiplied by the number of days remaining in the firm contract period. For contracts which include a market indexed rate mechanism, we utilize the current applicable dayrate multiplied by the number of days remaining in the firm contract period. Contract backlog includes management contract revenues and leasing revenues from bareboat charter arrangements, denoted as "other" in the tables below. Contract backlog excludes revenues for mobilization, demobilization and contract preparation or other incentive provisions and excludes backlog relating to non-consolidated entities.
The contract backlog for our fleet was as follows as of the dates specified:

(In $ millions)
Contract backlog	December 31, 2024	December 31, 2023	December 31, 2022
Drilling contracts	3,034	2,612	1,925
Other (1)	146	408	390
Total	3,180	3,020	2,315
(1) Decrease is primarily due to divestment of three Qatar jackup rigs, partially offset by increased bareboat charter rate on West Gemini.
Our contract backlog includes only firm commitments represented by signed drilling contracts. The full contractual operating dayrate may differ to the actual dayrate we ultimately receive. For example, an alternative contractual dayrate, such as a waiting‑on‑weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances. The contractual operating dayrate may also differ to the actual dayrate we ultimately receive because of several other factors, including rig downtime or suspension of operations. In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period.
We estimate the December 31, 2024 contract backlog to be realized over the following periods:

(In $ millions)
Contract backlog	Total	2025	2026	2027	Thereafter
Drilling units	3,034	1,059	852	737	386
Other	146	146	—	—	—
Total	3,180	1,205	852	737	386
The actual amounts of revenues earned and the actual periods during which revenues are earned will differ from the amounts and periods shown in the tables above due to various factors, including shipyard and maintenance, survey, upgrade and regulatory projects, unplanned downtime and other factors that result in lower applicable dayrates than the full contractual operating dayrate. Additional factors that could affect the amount and timing of actual revenue to be recognized include customer liquidity issues and contract terminations, which are available to our customers under certain circumstances.

RESULTS OF OPERATIONS
The tables included below set out financial information for the years ended December 31, 2024 and December 31, 2023 (Successor).

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Operating revenues	1,385	1,502	(117)	(8)%
Operating expenses	(1,223)	(1,187)	(36)	3%
Other operating items	250	14	236	1686%
Operating profit	412	329	83	25%
Interest expense	(61)	(59)	(2)	3%
Other financial and non-operating items	(18)	47	(65)	(138)%
Profit before income taxes	333	317	16	5%
Income tax benefit/(expense)	113	(17)	130	(765)%
Net income	446	300	146	49%
1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Contract revenues (a)	1,009	1,154	(145)	(13)%
Reimbursable revenues (b)	70	58	12	21%
Management contract revenues (c)	247	245	2	1%
Leasing revenues (d)	54	33	21	64%
Other revenues (e)	5	12	(7)	(58)%
Operating revenues	1,385	1,502	(117)	(8)%
a) Contract revenues
Contract revenues represent the revenues we earn from contracting drilling units to customers, primarily on a dayrate basis, and are primarily driven by the average number of rigs under contract during a period, the average dayrates earned and economic utilization achieved by those rigs under contract.
i.Average number of rigs on contract
We calculate the average number of rigs on contract by dividing the aggregate days our rigs were on contract during the reporting period by the number of days in that reporting period.
The average number of rigs on contract decreased from 11 in the year ended December 31, 2023 to 9 in the year ended December 31, 2024, resulting in a $170 million decrease in contract revenues in the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily related to the West Auriga and West Polaris operating for fewer days during the year ended December 31, 2024, as the rigs underwent preparation work for contracts with Petrobras in Brazil, with the West Auriga commencing work in late December 2024, and the West Polaris commencing work in the first quarter of 2025. In addition, the Sevan Louisiana was not operating during the first quarter of 2024 due to its special periodic survey, and the West Phoenix was cold stacked in the fourth quarter of 2024. Therefore, each had fewer days on contract during the year ended December 31, 2024 compared to the year ended December 31, 2023.
These decreases were partially offset by the West Capella and West Vela operating for more days during the year ended December 31, 2024, compared to the year ended December 31, 2023, as the rigs were acquired in April 2023 as a part of the Aquadrill acquisition.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned for the year ended December 31, 2024 was $296 thousand compared to $284 thousand for the year ended December 31, 2023, resulting in a $22 million increase in contract revenues in the year ended December 31, 2024 compared to the year ended December 31, 2023. Improvements during the year ended December 31, 2024 included higher dayrates for the West Neptune, the West Capella operating at higher dayrates in Indonesia and South Korea, along with a lower contractual rate for the T-15, which was disposed of in July 2023. These improvements were partially offset by the Sevan Louisiana operating at a below average dayrate for a well intervention contract during the year ended December 31, 2024, and the West Auriga earning an above average contractual rate for more days during the year ended December 31, 2023, which ended February 2024.

iii.Economic utilization for rigs on contract
We define economic utilization as dayrate revenue earned during the period, excluding bonuses, divided by the contractual operating dayrate multiplied by the number of days on contract in the period. If a drilling unit earns its full operating dayrate throughout a reporting period, its economic utilization would be 100%. However, there are many situations that give rise to a dayrate being earned that is less than a contractual operating rate, such as planned downtime for maintenance. In such situations, economic utilization reduces below 100%.
Economic utilization increased to 95% for the year ended December 31, 2024, compared to 93% for the year ended December 31, 2023, resulting in a $24 million increase in contract revenues in the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to planned downtime and operational events related to blowout preventer reliability and weather-related impacts on certain rigs within the fleet in 2023.
iv. Deferred mobilization revenues
We receive fees for the mobilization of our rigs, where the associated revenue is recognized ratably over the expected term of the related drilling contract. As a result, we record a contract liability for mobilization fees received, which is amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract.
Amortization of deferred mobilization revenues decreased by $19 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. This was primarily related to the West Capella, West Polaris and West Phoenix, as their respective contracts ended in 2024.
b) Reimbursable revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel and other services provided at their request in accordance with a drilling contract. We classify such revenues as reimbursable revenues.
For the year ended December 31, 2024, reimbursable revenues primarily related to rigs managed for the Sonadrill joint venture for long term maintenance projects on the Libongos and Quenguela, and for the year ended December 31, 2023, reimbursable revenues related to services provided across various customers.
The increase for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to additional reimbursable services provided to the Libongos and Quenguela for long-term maintenance.

Please refer to Note 1 - "General information" for reclassifications of reimbursable revenues and reimbursable expenses related to our joint ventures, including $26 million of management contract revenues and management contract expenses for the year ended December 31, 2023, reclassified to reimbursable revenues and reimbursable expenses, respectively.
c) Management contract revenues
Management contract revenues include revenues related to contracts where we provide management, operational and technical support services and comprise revenue from our joint venture, Sonadrill, relating to the Libongos, Quenguela and the West Gemini.
Management contract revenues for the year ended December 31, 2024 were relatively consistent with the year ended December 31, 2023. An increase in management fees on the three Sonadrill rigs during the year ended December 31, 2024 of $16 million, was offset by a $14 million decrease in management services provided to SeaMex during the year ended December 31, 2023, which ended in November 2023.

Refer to Note 24 - "Related party transactions" for further details on these related parties.
d) Leasing revenues
Leasing revenues relate to the charter of the West Castor, West Telesto and West Tucana to Gulfdrill prior to disposal in June 2024, and West Gemini to Sonadrill.
The increase to leasing revenues of $21 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, is primarily due to an amended bareboat charter rate for West Gemini, retroactively effective from January 1, 2024, as well as a higher bareboat charter rate for the West Castor, which was effective in September 2023, partially offset by a decrease of leasing revenues attributable to the Gulfdrill rigs, disposed in June 2024.

Refer to Note 24 - "Related party transactions" for further details and to Note 1 - "General information" for reclassifications of leasing revenues, including $33 million of other revenues for the year ended December 31, 2023, reclassified to leasing revenues.

2) Operating expenses
Total operating expenses include vessel and rig operating expenses, depreciation of drilling units and equipment, amortization of intangibles, reimbursable expenses, management contract expenses, selling, general and administrative expenses and merger and integration related expenses.

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Vessel and rig operating expenses (i)	(681)	(705)	24	(3)%
Reimbursable expenses	(68)	(55)	(13)	24%
Depreciation and amortization (ii)	(168)	(155)	(13)	8%
Management contract expenses (iii)	(175)	(174)	(1)	1%
Merger and integration related expenses	(24)	(24)	—	—%
Selling, general and administrative expenses (iv)	(107)	(74)	(33)	45%
Operating expenses	(1,223)	(1,187)	(36)	3%
i.Vessel and rig operating expenses
Vessel and rig operating expenses represent the costs we incur to operate a drilling unit that is either in operation or stacked. This includes the remuneration of offshore crews, rig supplies, expenses for repair and maintenance and onshore support costs. Vessel and rig operating expenses are mainly driven by rig activity. On average, we incur higher vessel and rig operating expenses when a rig is operating compared to when it is stacked. For stacked rigs, we incur higher vessel and rig expenses for warm stacked rigs compared to cold stacked rigs. We incur one-time costs for activities such as preservation and severance when we cold stack a rig. We also incur significant costs when re-activating a rig from cold stack, a proportion of which is expensed as incurred. Where a rig is leased to another operator, the majority of vessel and rig expenses are incurred by the operator.
The average number of rigs on contract decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023, driven primarily by the West Auriga and West Polaris undergoing preparations for contracts with Petrobras in Brazil during the year ended December 31, 2024, with certain operating expenses being capitalized. In addition, there has also been a decrease in costs associated with MSA (as defined below) fees, as the majority of rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties. As a result, our vessel and rig operating expenses was $57 million lower for the year ended December 31, 2024 compared to the year ended December 31, 2023. This was partially offset by a $36 million increase in vessel and rig operating expenses attributable to the West Vela and West Capella operating for more days during the year ended December 31, 2024, compared to the year ended December 31, 2023, as the rigs were acquired in April 2023 as a part of the Aquadrill acquisition.
ii.Depreciation and amortization
The $13 million increase in depreciation and amortization for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily due to a $10 million increase in the depreciation of drilling units and equipment as a result of the additional rigs from the Aquadrill acquisition completed in April 2023, partially offset by the disposal of the Gulfdrill rigs in June 2024.
Depreciation of drilling units and equipment
We record depreciation expense to reduce the carrying value of drilling unit and equipment balances to their residual value over their expected remaining useful economic lives.
Depreciation increased by $10 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the additional rigs from the Aquadrill acquisition completed in April 2023, partially offset by the disposal of the Gulfdrill rigs in June 2024.
Amortization of intangibles
Amortization increased by $3 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to unfavorable contracts being fully amortized related to the West Polaris, which was fully amortized in 2023, and the West Auriga and West Vela, which were fully amortized in February 2024. These were partially offset by lower amortization related to favorable contracts for the West Phoenix, Quenguela, West Capella and SeaMex, which were fully amortized during 2023.
iii. Management contract expenses
Management contract expenses include costs related to Sonadrill's rigs, Quenguela and Libongos, and the Seadrill rig novated to Sonadrill, the West Gemini. For the year ended December 31, 2023, management contract expenses also included SeaMex's five jackup units.
Management contract expenses remained consistent during the year ended December 31, 2024, compared to the year ended December 31, 2023. During the year ended December 31, 2024, there was an increase of $11 million in the managed contract expenses, primarily related to higher repair and maintenance costs pertaining to the Sonadrill managed rigs. This was offset by a decrease of $10 million in the managed contract expenses related to managing the SeaMex jackup units in the first quarter of 2023, and therefore, no longer managed by Seadrill during the year ended December 31, 2024.
iv. Selling, general and administrative expenses
Selling, general and administrative expenses include the cost of our corporate and regional offices, certain legal and professional fees as well as the remuneration and other compensation of our officers, directors and employees engaged in central management and administration activities. Selling, general and administrative expense increased by $33 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, due to increased onshore employee costs, additional costs attributable to the closure of our London office and increased professional service fees.

3) Other operating items
Other operating items include gains on the sale of assets and other operating income.

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Gain on disposals (i)	234	14	220	1571%
Other operating income (ii)	16	—	16	100%
Other operating items	250	14	236	1686%
i.Gain on disposals
Gain on disposals of $234 million for the year ended December 31, 2024 relates to the disposal of the West Castor, West Telesto and West Tucana jackup rigs, along with our 50% equity interest in the Gulfdrill joint venture during the second quarter of 2024, and the disposal of the West Prospero during the fourth quarter of 2024, compared to the gain on disposal of $14 million during the year ended December 31, 2023 of capital spares relating to jackup rigs and to the West Hercules, and spare parts on previously recycled rigs.
ii. Other operating income
Other operating income for the year ended December 31, 2024 relates to the recovery of historical import duties in the form of tax credits following the approval by the applicable tax authorities.
4) Interest expense

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Interest on debt facilities (i)	(54)	(54)	—	—%
Other	(7)	(5)	(2)	40%
Interest expense	(61)	(59)	(2)	3%
i.Interest on debt facilities
We incur interest on our debt facilities as summarized below.

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
$575 million secured bond in issue	(48)	(21)	(27)	129%
Post-emergence first lien senior secured	—	(12)	12	(100)%
Post-emergence second lien senior secured	—	(16)	16	(100)%
Post-emergence unsecured senior convertible bond	(6)	(5)	(1)	20%
Interest on debt facilities	(54)	(54)	—	—%
5) Other financial and non-operating items

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Interest income (i)	25	35	(10)	(29)%
Share in results from associated companies (net of tax) (ii)	(9)	37	(46)	(124)%
Other financial items (iii)	(34)	(25)	(9)	36%
Other financial and non-operating items	(18)	47	(65)	(138)%
i.Interest income
Interest income relates to interest earned on bank deposits. The decrease in interest income for the year ended December 31, 2024 compared to the year ended December 31, 2023, is primarily attributable to the decrease in cash and cash equivalents.

ii.Share in results in associated companies (net of tax)
Share in results in associated companies represents our share of profits or losses in our Sonadrill and Gulfdrill investments accounted under the equity method.
The decrease of $46 million in the share in results from associated companies for the year ended December 31, 2024, compared to the year ended December 31, 2023 is due to a loss from Sonadrill, which primarily resulted from the amended bareboat charter rates and increased management fees for the Libongos, Quenguela and West Gemini, effective from January 1, 2024.
iii.Other financial items
Other financial items remained relatively consistent for the year ended December 31, 2024 compared to the year ended December 31, 2023. Movements to other financial items included increased foreign exchange losses of $19 million during the year ended December 31, 2024, primarily related to the strengthening of the U.S. Dollar against Brazilian Real, Indonesian Rupiah, Norwegian Krone and Angolan Kwanza denominated cash, accounts receivable and prefunding balances. This was partially offset by other financial items during the year ended December 31, 2023, including a make-whole fee of $10 million related to the prepayment of the first lien debt.
6) Income tax benefit/expense
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities related to our ownership and operation of drilling units and may vary significantly depending on jurisdictions and contractual arrangements. In most cases, the calculation of taxes is based on net income or deemed income, the latter generally being a function of gross revenue.
The change from an income tax expense of $17 million for the year December 31, 2023, compared to an income tax benefit of $113 million for the year ended December 31, 2024, is primarily related settlements reached with tax authorities, along with the recognition of deferred tax benefits related to the partial release of the valuation allowance in Switzerland and Brazil during the year ended December 31, 2024.

Refer to Note 11 –" Taxation" to the Consolidated Financial Statements included herein for further details.

LIQUIDITY AND CAPITAL RESOURCES
1) Emergence from Chapter 11 Proceedings
Seadrill successfully completed its comprehensive restructuring and emerged from Chapter 11 proceedings on February 22, 2022 (refer to Note 4 – "Chapter 11" of the accompanying financial statements). Since our emergence from Chapter 11, we successfully refinanced the First Lien Facility (as defined below) and the secured second lien debt facility ("Second Lien Facility") in July 2023 (refer to Note 19 – "Debt" of the accompanying financial statements). Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next twelve months.
Financial information in this report has been prepared on a going concern basis of accounting, which presumes we will be able to realize our assets and discharge our liabilities in the normal course of business as they come due. Financial information in this report does not reflect the adjustments to the carrying values of assets, liabilities and the reported expenses and balance sheet classifications that would be necessary if we were unable to realize our assets and settle our liabilities as a going concern in the normal course of operations. Such adjustments could be material.
2) Capital allocation framework and share repurchase program
In July 2023, in connection with the issuance of the Notes (as defined herein), Seadrill announced capital allocation principles designed to prioritize a conservative capital structure and liquidity position, focused capital investment in its fleet, and returns to shareholders. Within this framework, Seadrill intends to maintain a net leverage target of less than 1.0x under current market conditions, with a maximum through-cycle net leverage target of less than 2.0x. Seadrill also intends to maintain a strong liquidity position to provide resilience even in a downturn scenario by establishing a target minimum cash-on-hand of $250 million. Further, Seadrill intends to evaluate the potential for accretive additions in core asset categories.
So long as Seadrill is able to meet its net leverage and liquidity targets on a forward-looking basis, as well as comply with its Revolving Credit Facility covenant requirements, Seadrill would seek to provide a return to our shareholders of at least 50% of Free Cash Flow (defined as cash flows from operating activities minus capital expenditures) in the form of share repurchases or dividends. Seadrill will consider additional returns to shareholders from the proceeds of any asset sales in the absence of identified, accretive opportunities. Dividends and share repurchases will be authorized and determined by the Board of Directors in its sole discretion and depend upon a number of factors, including those described above, its future prospects, market trend evaluation and such other factors as the Board of Directors may deem relevant. Please see Part I, Item 1A, "Risk Factors — Financial and Tax Risks — We may be unable to meet our capital allocation framework goal of returning at least 50% of Free Cash Flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our Shares".
On August 14, 2023, the Board of Directors authorized a share repurchase program, which was announced on August 15, 2023, under which the Company completed its repurchase of $250 million of its outstanding common shares on December 5, 2023. On November 27, 2023, the Board of Directors authorized, and the Company announced, an increase in the Company’s aggregate share repurchase authorization, allowing the Company to repurchase an additional $250 million of its outstanding common shares, taking the aggregate authorization to $500 million. On June 25, 2024, the Company announced it had completed the additional $250 million of repurchases, with the cancellation of 5,250,707 treasury shares acquired under the program on June 28, 2024.

During the second quarter of 2024, the Company's Board of Directors authorized a new $500 million share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023. In furtherance of the Current Repurchase Program, the Board authorized the Company to purchase up to $200 million of the Company's common shares (the "First Tranche") by September 30, 2024. The Company repurchased an aggregate of 4,213,349 common shares, with a weighted average share price of $46.77, amounting to $192 million of the First Tranche. On September 30, 2024, the Company cancelled the 4,213,349 treasury shares repurchased under the First Tranche.
During the fourth quarter of 2024, in furtherance of the Current Repurchase Program, the Board authorized the Company to purchase up to $100 million of the Company’s common shares (the "Second Tranche") by December 31, 2024. The Company repurchased an aggregate of 2,500,903 common shares, with a weighted average share price of $39.99, amounting to $100 million. On December 16, 2024, the Company cancelled 2,500,903 treasury shares acquired under the Second Tranche.
In aggregate, during the year ended December 31, 2024, the Company repurchased approximately 11.6 million common shares amounting to $527 million with a weighted average share price of $45.31, compared to 6.2 million common shares amounting to $266 million, with a weighted average share price of $43.12, during the year ended December 31, 2023. As of December 31, 2024, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.
While the Current Repurchase Program has a fixed expiration, it may be modified, suspended or discontinued at any time. Shares may be repurchased at any time and from time to time under the program in open market purchases, privately negotiated purchases, block trades, tender offers, accelerated share repurchase transactions or other derivative transactions, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. The Company is under no obligation to purchase any Shares in respect of the repurchase program. The manner, timing, pricing and amount of any repurchases may be based upon a number of factors, including market conditions, the Company’s financial position and capital requirements, financial conditions, competing uses for cash, statutory solvency requirements, the restrictions in the Company’s debt agreements and other factors.
The Company may continue share repurchases pursuant to the Current Repurchase Program at the Board’s discretion. While we intend to announce the initiation of any Board approved repurchase programs in the future, as well as periodic information required under U.S. securities laws and regulations, we do not intend to announce any sub-authorizations for share repurchases made pursuant to the Current Repurchase Program or any successor program given that we are no longer required to comply with European regulations requiring onerous disclosure in connection with repurchase programs.
3) Liquidity
Our level of liquidity fluctuates depending on a number of factors. These include, among others, our drilling units being on contract, economic utilization achieved, average contract dayrates, timing of accounts receivable collection, capital expenditures for rig upgrades and reactivation projects, and timing of payments for operating costs and other obligations.
As of December 31, 2024, Seadrill had available liquidity of $703 million, which consisted of unrestricted cash of $478 million, and available borrowings under our Revolving Credit Facility of $225 million. The below table shows unrestricted cash balances, and total available liquidity, as of each date presented.

(In $ millions)	December 31, 2024	December 31, 2023
Unrestricted cash	478	697
Undrawn revolving credit facility	225	225
Total available liquidity	703	922
We have shown our sources and uses of cash by category of cash flows in the table below:

(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Change	Change %
Net cash provided by operating activities (a)	88	287	(199)	(69)%
Net cash provided by investing activities (b)	226	42	184	438%
Net cash used in financing activities (c)	(532)	(200)	(332)	166%
Effect of exchange rate changes in cash and cash equivalents	(5)	1	(6)	(600)%
Change in period	(223)	130	(353)	(272)%
a) Net cash provided by operating activities
Cash flows from operating activities include cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.

Cash flows provided by operating activities during the year ended December 31, 2024 were $88 million compared to $287 million for the year ended December 31, 2023. The decrease is primarily related to outflows for long-term maintenance projects and contract preparation costs incurred related to the West Auriga and West Polaris, along with long-term maintenance related to West Neptune and long-lead items related to SPS activities across the fleet. These were partially offset by increased receipts from customers and decreased disbursements to other suppliers.
b) Net cash provided by investing activities
The $226 million cash provided by investing activities during the year ended December 31, 2024 is primarily related to the proceeds received on disposal of our three jackup rigs, West Castor, West Telesto and West Tucana, together with our 50% equity interest in the Gulfdrill joint venture of $338 million during the second quarter, and the proceeds related to the disposal of the West Prospero jackup rig of $45 million during the fourth quarter. This was partially offset by capital expenditures of $157 million primarily related to capital upgrades on the West Auriga and West Polaris during their preparations for Petrobras contracts, with the West Auriga having started in December 2024 and West Polaris starting during the first quarter of 2025.
The $42 million cash provided by investing activities during the year ended December 31, 2023 was due to net proceeds of $43 million received on disposal of PES in February 2023, $24 million net cash received as a result of the Aquadrill acquisition, $84 million cash received on disposal of the tender-assist units, and $14 million from the disposal of equipment. This was offset by $101 million of capital expenditures across the fleet and $22 million paid out to settle indemnity costs associated with the disposal of the entities that own and operate seven jackup units in the Kingdom of Saudi Arabia.
c) Net cash used in financing activities
The $532 million cash used in financing activities during the year ended December 31, 2024 is related to share repurchases.
The $200 million cash used in financing activities during the year ended December 31, 2023 related to prepayments of debt principal of $446 million and exit fees of $22 million, a make-whole fee of $10 million on the repayment of the First Lien Facility, Revolving Credit Facility costs of $13 million, $263 million of share repurchases, and share issuance costs of $4 million. These were partially offset by proceeds of $576 million from the issuance of the Notes, excluding issuance costs of $18 million.
4) Borrowing Activities
An overview of our debt as of December 31, 2024, divided into (i) secured debt and (ii) unsecured senior convertible notes, is presented in the table below:

(In $ millions)	Principal value as of December 31, 2024	Debt Premium	Debt Issuance Costs	Carrying value as of December 31, 2024	Maturity date
Bonds
$575 million secured bond	575	1	(16)	560	August 2030
Unsecured
Senior convertible bond	50	—	—	50	August 2028
Total debt	625	1	(16)	610
Collateral package
Revolving Credit Facility
In July 2023, the Company entered into a $225 million, 5-year Senior Secured Revolving Credit Agreement in respect of the Revolving Credit Facility (the “Credit Agreement”). Seadrill Finance (as defined herein) is the borrower under the Credit Agreement, and the facility is secured by first priority liens on substantially all of the Company’s drilling units and related assets, other than non-core assets. The Company, and certain of its subsidiaries that own collateral or are otherwise material, guarantee the obligations under the Credit Agreement. The loans outstanding under the Credit Agreement bear interest at a rate per annum equal to the applicable margin plus, at Seadrill Finance’s option, either: (i) the Term SOFR (as defined in the Credit Agreement) plus 0.10%; or (ii) the Daily Simple SOFR (as defined in the Credit Agreement) plus 0.10%. For both the Term SOFR loans and Daily Simple SOFR loans, the applicable margin was 2.75% per annum as of December 31, 2024, and may vary based on Seadrill’s Credit Ratings (as defined in the Credit Agreement), from 2.50% to 3.50% per annum. A commitment fee is incurred under the Revolving Credit Facility on undrawn amounts, at a rate of 0.5% per annum to and including July 27, 2026, 0.75% per annum from and including July 28, 2026 to and including July 27, 2027, and 1.00% per annum thereafter.
$575 million Notes Offerings
Also in July 2023, Seadrill Finance issued the Notes in a private offering. The Notes mature on August 1, 2030. The Notes are guaranteed by the Company and the same subsidiaries of the Company that guarantee the Credit Agreement. The Notes are secured by a second priority lien on the same assets that secure the Credit Agreement.
Refer to Note 19 – Debt for further details of these facilities.

Financial covenants
The Credit Agreement obligates Seadrill and its restricted subsidiaries to comply with the following financial covenants:
•as of the last day of each fiscal quarter, the Interest Coverage Ratio (as defined in the Credit Agreement) is not permitted to be less than 2.50 to 1.00; and
•as of the last day of each fiscal quarter, the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) is not permitted to be greater than 3.00 to 1.00.
As of December 31, 2024, Seadrill was in compliance with these financial covenants.
5) Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2024 and the periods in which such obligations are due:

	Payments due by period
(In $ millions)	2025	2026 and 2027	2028 and 2029	Thereafter	Total
Principal payments on long-term debt	—	—	50	575	625
Interest payments on long-term debt	54	108	100	28	290
Operating leases	4	5	3	—	12
Total (1)	58	113	153	603	927

(1) Contractual obligations exclude $55 million of uncertain tax position, inclusive of interest and penalties, included on our Consolidated Balance Sheet as of December 31, 2024. We are unable to specify with certainty whether we would be required to and in which periods we may be obligated to settle such amounts.

Additional information regarding legal proceedings is presented in “Note 27 — Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this annual report.

CRITICAL ACCOUNTING ESTIMATES
The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States ("US GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that we believe to be reasonable. Critical accounting estimates are important to the portrayal of both our financial position and results of operations and require us to make subjective or complex assumptions or estimates about matters that are uncertain. Actual results may differ from these estimates.
Critical accounting estimates that are significant for the year ended December 31, 2024 are as follows:
Impairment considerations (drilling units)
The carrying values of our long-lived assets are reviewed for impairment when certain triggering events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. The use of different estimates and assumptions could result in significantly different carrying values of our assets and could materially affect our results of operations. An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount is not recoverable.
Income taxes
Seadrill is a Bermuda company that has subsidiaries and affiliates in various jurisdictions. As of December 31, 2024, Seadrill and our Bermudan subsidiaries and affiliates were not required to pay taxes in Bermuda on ordinary income or capital gains as they qualify as exempted companies. Certain subsidiaries operate in other jurisdictions where taxes are imposed. Consequently, income taxes have been recorded in these jurisdictions when applicable. Our income tax expense is based on our income and statutory tax rates in the jurisdictions we operate. Refer to "Note 11 – "Taxation".
Our income tax expense is based on our interpretation of tax laws in various jurisdictions in which we operate and requires significant judgment and use of estimates and assumptions regarding significant future events, such as amounts, timing and character of income, deductions and tax credits. There are certain transactions for which the ultimate tax determination is unclear due to uncertainty in relation to the interpretation of tax law that arises in the ordinary course of business.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes.
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. We recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the Consolidated Statement of Operations as income tax expense (or benefit) in the period of sale or transfer occurs.
Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in prior year tax estimates as tax returns are filed, or from tax audit adjustments.
Deferred tax assets and liabilities are based on temporary differences that arise between carrying values used for financial reporting purposes and amounts used for taxation purposes of assets and liabilities and the future tax benefits of tax benefits of tax attributes.
Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. Valuation allowances are determined to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To determine the amount of deferred tax assets and liabilities, as well as the valuation allowances, we must make estimates and certain assumptions regarding future taxable income, including where our drilling units are expected to be deployed, as well as other assumptions related to our future tax position. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or valuation allowances. The amount of deferred tax provided is based upon the expected manner of settlement of the carrying amount of assets and liabilities, using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
Business combinations
We apply the acquisition method of accounting for business combinations. Assets acquired and liabilities assumed are recorded at their estimated acquisition date fair value. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of drilling units, identifiable intangible assets and liabilities, deferred tax asset valuation allowances, and liabilities related to uncertain tax positions, among others. Significant estimates and assumptions in determining the fair value of drilling units and intangible assets and liabilities include off-contract revenue estimates, off-contract operating expense assumptions, contract probabilities, the weighted average cost of capital ("WACC") rate used to discount free cash flow projections and drilling unit market valuations. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
In addition, we have estimated the economic lives of certain acquired assets and assumed liabilities and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could increase or decrease. Furthermore, if the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges.
Fresh start accounting
As set forth in the Disclosure Statement approved by the Bankruptcy Court, the Company was approved to have an enterprise valuation of between $1,795 million and $2,396 million. Using valuation models, we valued the Successor’s enterprise value to be $2.1 billion as of the Effective Date, which is equal to the mid-point of the court approved valuation range. Enterprise value represents the estimated fair value of an entity’s shareholders’ equity plus long-term debt and other interest-bearing liabilities less unrestricted cash and cash equivalents.
The enterprise value and corresponding equity value are dependent upon achieving future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations or financial projections may not be realized and actual results could vary materially.
Critical accounting estimates in relation to fresh-start valuation of our drilling units and investments included: Off-contract revenue estimates, off-contract operating expense assumptions, contract probabilities, the WACC rate used to discount free cash flow projections and drilling unit market valuations.
Sale of subsidiaries or groups of assets
We account for the sale of a subsidiary or group of assets in accordance with ASC 810 - Consolidations. When we sell a subsidiary or group of assets, we recognize a gain or loss measured as the difference between 1) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of any retained noncontrolling investment in the former subsidiary or group of assets & (iii) the carrying amount of any noncontrolling interest in the former subsidiary; and 2) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets. Consideration transferred is the sum of the acquisition-date fair values of the assets transferred, the liabilities incurred by the acquirer to Seadrill, and the equity interests issued by the acquirer to Seadrill, but is net of any liabilities incurred by Seadrill, including warranties or indemnities made as part of the sale. The gain or loss on sale is net of any costs to sell the subsidiary or group of assets. Refer to Note 28 – "Discontinued Operations" for details of disposals during the comparative periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including foreign exchange risk and interest rate risk. Our policy is to reduce our exposure to these risks, where possible, within boundaries deemed appropriate by our management team. This may include the use of derivative instruments.
Foreign exchange risk
It is customary in the oil and gas industry that a majority of our revenues and expenses are denominated in U.S. dollars, which is the functional currency of our subsidiaries and equity method investees. However, a portion of the revenues and expenses of certain of our subsidiaries and equity method investees are denominated in other currencies. We are therefore exposed to foreign exchange gains and losses that may arise on the revaluation or settlement of monetary balances denominated in foreign currencies.
Our foreign exchange exposures primarily relate to cash and working capital balances denominated in foreign currencies. We do not expect these exposures to cause a significant amount of fluctuation in net income and do not currently hedge them. The effect of fluctuations in currency exchange rates arising from our international operations has not had a material impact on our overall operating results.
Interest rate risk
The majority of our debt portfolio is on a fixed interest rate. Please refer to Note 19 – "Debt" for further details.

Item 8. Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.
Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Company's management and directors; and
•Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act as of December 31, 2024. In making our assessment, our management used the criteria established in the Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. On the basis of this evaluation, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 50 of our consolidated financial statements.
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seadrill Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seadrill Limited and its subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the two years ended December 31, 2024 and 2023, and the period from February 23, 2022 to December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024 and 2023, and the period from February 23, 2022 to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain tax positions

As described in Notes 2 and 11 to the consolidated financial statements, the Company had an unrecognized tax benefit of $55 million as of December 31, 2024. The determination and evaluation of the Company’s income tax provision involves the interpretation of tax laws in the various jurisdictions in which they operate and requires significant judgment by management. There are certain transactions for which the ultimate tax determination is unclear due to uncertainty in relation to the interpretation of tax law that arises in the ordinary course of business. As disclosed, management recognizes tax liabilities based on its assessment of whether the tax positions are more likely than not sustainable, based solely on the technical merits and considerations of the relevant taxing authorities widely understood administrative practices and precedence. Management recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Management regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of the provision for income taxes.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment and estimation by management in interpreting tax laws to identify uncertain tax positions, assessing the technical merits of those positions, and recognizing and measuring liabilities for those positions, (ii) a high degree of auditor judgment, subjectivity and complexity in evaluating evidence related to management’s identification, recognition and measurement of uncertain tax positions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the recognition and measurement of uncertain tax positions. These procedures also included, among others, evaluating the appropriateness of the uncertain tax positions recognized and the measurement amounts determined by management. Testing the recognition and measurement of uncertain tax positions involved: (i) testing management’s two-step process by evaluating the appropriateness of management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (ii) evaluating the status and results of income tax audits with the relevant tax authorities; (iii) evaluating new information that may affect the measurement of existing provisions for uncertain tax positions; and (iv) testing the information used in the calculation of the unrecognized tax benefit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness of uncertain tax positions and measurement of the Company’s uncertain tax positions.

/s/ PricewaterhouseCoopers LLP
Watford, United Kingdom
February 27, 2025

We have served as the Company's or its predecessors' auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seadrill Limited

Opinion on the Financial Statements

We have audited the consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity of Seadrill Limited and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2022 through February 22, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2022 through February 22, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 4 to the consolidated financial statements, the Company filed petitions on February 7, 2021 and February 10, 2021 with the United States Bankruptcy Court for the Southern District of Texas for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on February 22, 2022 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Watford, United Kingdom
April 19, 2023

We have served as the Company's or its predecessors' auditor since 2013.

Seadrill Limited
CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ millions, except per share data)

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Operating revenues
Contract revenues	1,009	1,154	574	124
Reimbursable revenues (1)	70	58	52	24
Management contract revenues (1)	247	245	178	16
Leasing revenues (1)	54	33	24	4
Other revenues (1)	5	12	15	1
Total operating revenues	1,385	1,502	843	169
Operating expenses
Vessel and rig operating expenses (1)	(681)	(705)	(445)	(76)
Reimbursable expenses	(68)	(55)	(49)	(24)
Depreciation and amortization	(168)	(155)	(135)	(17)
Management contract expenses	(175)	(174)	(123)	(11)
Merger and integration related expenses	(24)	(24)	(3)	—
Selling, general and administrative expenses	(107)	(74)	(54)	(6)
Total operating expenses	(1,223)	(1,187)	(809)	(134)
Other operating items
Gain on disposals	234	14	1	2
Other operating income	16	—	—	—
Total other operating items	250	14	1	2

Operating profit	412	329	35	37
Financial and other non-operating items
Interest income	25	35	14	—
Interest expense	(61)	(59)	(98)	(7)
Share in results from associated companies (net of tax)	(9)	37	(2)	(2)
Reorganization items, net	—	—	(15)	3,683
Other financial and non-operating items	(34)	(25)	3	30
Total financial and other non-operating items, net	(79)	(12)	(98)	3,704
Profit/(loss) before income taxes	333	317	(63)	3,741
Income tax benefit/(expense)	113	(17)	(10)	(2)
Net income/(loss) from continuing operations	446	300	(73)	3,739
Net income/(loss) after tax from discontinued operations	—	—	274	(33)
Net income	446	300	201	3,706

Basic EPS/(LPS): continuing operations ($)	6.56	4.23	(1.46)	37.25
Diluted EPS/(LPS): continuing operations ($)	6.37	4.12	(1.46)	37.25
Basic EPS ($)	6.56	4.23	4.02	36.92
Diluted EPS ($)	6.37	4.12	3.88	36.92

(1) Includes revenue received from related parties of $319 million, $298 million, $216 million and $19 million, and costs paid to related parties of nil, nil, nil and $3 million, for the year ended December 31, 2024, December 31, 2023, period from February 23, 2022 through December 31, 2022 (Successor), and period from January 1, 2022 through February 22, 2022, (Predecessor), respectively. Refer to Note 24 – "Related party transactions" for further details.

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In $ millions)

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Net income	446	300	201	3,706

Other comprehensive (loss)/income, net of tax, relating to continuing operations:
Actuarial (loss)/gain relating to pensions	—	(1)	2	1
Other comprehensive income/(loss), net of tax, relating to discontinued operations:
Recycling of accumulated other comprehensive loss on sale of Paratus Energy Services	—	—	—	16
Change in fair value of debt component of Archer convertible bond		—	—	(1)
Share of other comprehensive loss from associated companies	—	—	—	(2)
Total other comprehensive (loss)/income	—	(1)	2	14

Total comprehensive income for the period	446	299	203	3,720

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED BALANCE SHEETS
(In $ millions, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	478	697
Restricted cash	27	31
Accounts receivable, net	193	222
Amount due from related parties, net	—	9
Other current assets	230	199
Total current assets	928	1,158
Non-current assets
Investments in associated companies	68	90
Drilling units	2,946	2,858
Deferred tax assets	63	46
Equipment	5	10
Other non-current assets	146	56
Total non-current assets	3,228	3,060
Total assets	4,156	4,218
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	118	53
Other current liabilities	383	336
Total current liabilities	501	389
Non-current liabilities
Long-term debt	610	608
Deferred tax liabilities	11	9
Other non-current liabilities	116	229
Total non-current liabilities	737	846
Commitments and contingencies (Note 27)
SHAREHOLDERS' EQUITY
Common shares of par value US$0.01 per share: 375,000,000 shares authorized at December 31, 2024 (December 31, 2023: 375,000,000) and 62,154,422 issued at December 31, 2024 (December 31, 2023: 74,048,962)	1	1
Additional paid-in capital	1,969	2,480
Accumulated other comprehensive income	1	1
Retained earnings	947	501
Total shareholders' equity	2,918	2,983
Total liabilities and shareholders' equity	4,156	4,218

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ millions)

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Cash Flows from Operating Activities
Net income	446	300	201	3,706
Net income/(loss) from continuing operations	446	300	(73)	3,739
Net income/(loss) from discontinued operations	—	—	274	(33)
Adjustments related to discontinued operations (1)	—	—	(262)	38
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for credit losses	—	(1)	1	(1)
Depreciation and amortization	168	155	135	17
Gain on disposals	(234)	(14)	(1)	(2)
Amortization of debt issuance costs and discount on debt	4	2	—	7
Payment in kind interest	—	—	30	—
Share in results from associated companies (net of tax)	9	(37)	2	2
Non-cash reorganization items, net	—	—	—	(3,487)
Fresh Start valuation adjustments	—	—	—	(266)
Deferred tax benefit	(13)	(13)	(3)	(4)
Share based compensation expense	17	8	—	—
Other	5	1	(7)	(7)
Other cash movements in operating activities:
Payments for long-term maintenance	(261)	(108)	(83)	(2)
Repayments made under lease arrangements	—	—	—	(11)

Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
Trade accounts receivable	29	(25)	32	(11)
Trade accounts payable	65	(34)	23	—
Prepaid expenses/accrued revenue	(24)	(1)	9	—
Deferred revenue	22	1	44	(18)
Deferred mobilization costs	(92)	25	(111)	(4)
Related party receivables	9	19	(10)	(13)
Other assets	2	(22)	49	(4)
Other liabilities	(64)	31	16	4
Net cash provided by/(used in) operating activities	88	287	65	(56)
(1)Relates to adjustments made to the net income/loss from discontinued operations to reconcile to net cash flows in operating activities from discontinued operations. The adjustments reconcile net income/(loss) from discontinued operations to net cash provided by/(used in) operating activities, other cash movements in operating activities, and changes in operating assets and liabilities, net of effect of acquisitions and disposals. The net cash provided by operating activities for the year ended December 31, 2024 and December 31, 2023 was nil, for the successor period from February 23, 2022 through December 31, 2022 was $12 million and for the predecessor period from January 1, 2022 through February 22, 2022 was $5 million.

Seadrill Limited
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ millions)

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Cash Flows from Investing Activities
Additions to drilling units and equipment	(157)	(101)	(131)	(18)
Proceeds from sales of tender-assist units	—	84	—	—
Proceeds from disposal of assets	383	14	1	2
Net proceeds on disposal of business and cash impact from deconsolidation	—	21	659	(94)
Acquisition of Subsidiary	—	24	—	—
Funds advanced to discontinued operations	—	—	(16)	(20)
Net cash used in investing activities - discontinued operations	—	—	(40)	—
Net cash provided by/(used in) investing activities	226	42	473	(130)

Cash Flows from Financing Activities
Proceeds from debt	—	576	—	175
Proceeds from convertible bond issuance	—	—	—	50
Repayments of secured credit facilities	—	(478)	(464)	(160)
Share issuance costs	—	(4)	—	—
Debt issuance costs	—	(31)	—	—
Shares repurchased	(532)	(263)	—	—
Net cash provided by financing activities - discontinued operations	—	—	16	20
Net cash (used in)/provided by financing activities	(532)	(200)	(448)	85

Effect of exchange rate changes on cash and cash equivalents	(5)	1	(1)	6

Net (decrease)/increase in cash and cash equivalents, including restricted cash	(223)	130	89	(95)
Cash and cash equivalents, including restricted cash, at beginning of the year	728	598	509	604
Cash and cash equivalents, including restricted cash, at the beginning of year - continuing operations	728	598	490	516
Cash and cash equivalents, including restricted cash, at the beginning of year - discontinued operations	—	—	19	88
Cash and cash equivalents, including restricted cash, at the end of year	505	728	598	509
Cash and cash equivalents, including restricted cash, at the end of year - continuing operations (2)	505	728	598	490
Cash and cash equivalents, including restricted cash, at the end of year - discontinued operations	—	—	—	19

Supplementary disclosure of cash flow information
Interest paid	(54)	(36)	(57)	—
Net taxes paid	(17)	(24)	(5)	(1)
Reorganization items, net paid	—	—	(13)	(56)
(2) Comprised of cash and cash equivalents as of December 31, 2024 of $478 million (2023: $697 million, 2022: $480 million), restricted cash of $27 million (2023: $31 million, 2022: $44 million), and restricted cash included in non-current assets of nil (2023: nil, 2022: $74 million).
See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In $ millions)

	Predecessor Common Shares	Predecessor Additional paid-in capital	Successor Common Shares	Successor Additional paid-in capital	Accumulated other comprehensive (loss)/ income	Retained (loss)/earnings	Total shareholders' equity/(deficit)
Balance as of January 1, 2022 (Predecessor)	10	3,504	—	—	(15)	(7,215)	(3,716)
Other comprehensive income from continued operations	—	—	—	—	1	—	1
Other comprehensive loss from discontinued operations	—	—	—	—	(3)	—	(3)
Recycling of PES AOCI on deconsolidation	—	—	—	—	16	—	16
Net profit from continuing operations	—	—	—	—	—	3,739	3,739
Net loss from discontinued operations	—	—	—	—	—	(33)	(33)
Issuance of Successor common stock	—	—	—	1,499	—	(4)	1,495
Cancellation of Predecessor equity	(10)	(3,504)	—	—	1	3,513	—
Balance as of February 22, 2022 (Predecessor)	—	—	—	1,499	—	—	1,499
Balance as of February 23, 2022 (Successor)	—	—	—	1,499	—	—	1,499
Net loss from continuing operations	—	—	—	—	—	(73)	(73)
Net income from discontinued operations	—	—	—	—	—	274	274
Other comprehensive income from continued operations	—	—	—	—	2	—	2
Balance as of December 31, 2022 (Successor)	—	—	—	1,499	2	201	1,702
Net income	—	—	—	—	—	300	300
Shares issued on closing of Aquadrill acquisition	—	—	1	1,243	—	—	1,244
Share issuance costs	—	—	—	(4)	—	—	(4)
Shares repurchased and cancelled	—	—	—	(267)	—	—	(267)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Share based compensation	—	—	—	9	—	—	9
Balance as of December 31, 2023 (Successor)	—	—	1	2,480	1	501	2,983
Net income	—	—	—	—	—	446	446
Share repurchased and cancelled	—	—	—	(528)	—	—	(528)
Share based compensation	—	—	—	17	—	—	17
Balance as of December 31, 2024 (Successor)	—	—	1	1,969	1	947	2,918

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -General Information
Seadrill Limited is incorporated in Bermuda. We are an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drilling units for operations in shallow to ultra-deepwater in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities. As of December 31, 2024, we owned a total of 15 drilling units, of which 11 were operating (inclusive of one leased to the Sonadrill joint venture), one was undergoing contract preparations for a contract that commenced during February 2025, and three were cold stacked. In addition to our owned assets, as of December 31, 2024, we managed two rigs owned by Sonangol.
As used herein, the term "Predecessor" refers to the financial position and results of operations of Seadrill Limited prior to, and including, February 22, 2022. This is also applicable to terms "we", "our", "Group" or "Company" in the context of events on and prior to February 22, 2022. As used herein, the term "Successor" refers to the financial position and results of operations of Seadrill Limited (previously Seadrill 2021 Limited) after February 22, 2022 (the "Effective Date"). This is also applicable to terms, "we", "our", "Group" or "Company" in the context of events after February 22, 2022 (Successor).
The use herein of such terms as "Group", "organization", "we", "us", "our" and "its", or references to specific entities, is not intended to be a precise description of corporate relationships.
Basis of presentation
The Consolidated Financial Statements comply with US GAAP and are presented in U.S. dollars ("US dollar", "$" or "US$") rounded to the nearest million, unless stated otherwise. They include the financial statements of Seadrill Limited and its consolidated subsidiaries.
In January 2022, we disposed of 65% of our equity interest in Paratus Energy Services Ltd ("PES") and in October 2022, we disposed of seven jackup units contracted in the Kingdom of Saudi Arabia (the "KSA Business"). Both transactions represented strategic shifts in Seadrill's operations, which were deemed to have a major effect on its operations and financial results in 2022 and going forward, and therefore, both were reclassified as discontinued operations, including the comparative periods.
Following the sale of the KSA Business, our organizational structure was simplified, consolidating our operations into a single segment. In light of this change, the information provided to the Chief Operating Decision Maker ("CODM") was adapted to reflect the updated operational structure during the year ended December 31, 2023. As a result, we updated the reportable segments disclosed externally from Harsh Environment, Floaters, and Jackup Rigs to a single operating segment in 2023. This has been reflected for all periods covered by the report.
The financial information in this report has been prepared on the basis we will continue as a going concern, which presumes we will be able to realize our assets and discharge liabilities in the normal course of business as they come due.
Use of estimates
The preparation of the Consolidated Financial Statements in accordance US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosures about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions on historical experience and on various other information and assumptions that we believe to be reasonable. Critical accounting estimates are important to the portrayal of both our financial position and results of operations and require us to make subjective or complex assumptions or estimates about matters that are uncertain. Actual results may differ from these estimates.
Basis of consolidation
We consolidate companies where we control over 50% of voting rights, and entities where we hold a variable interest and are the primary beneficiary. A variable interest entity ("VIE") is a legal entity where equity at risk is not enough to finance its activities, or equity interest holders lack power to direct activities or receive expected returns. We are the primary beneficiary of a VIE when we have the power to direct activities that impact economic performance and the right to receive benefits or absorb losses. We exclude subsidiaries, even if fully owned, if we are not the primary beneficiary under the variable interest model. All intercompany balances and transactions have been eliminated.
Reclassifications
Effective in the first quarter of 2024, we have classified reimbursable revenues and expenses associated with joint ventures as "Reimbursable revenues" and "Reimbursable expenses", respectively, in order to enhance the presentation of the arrangements and to reflect the underlying nature of these transactions. To conform to current period presentation, $26 million, $25 million and $20 million of "Management contract revenues" and "Management contract expenses" for the year ended December 31, 2023 (Successor), Period from February 23, 2022 through December 31, 2022 (Successor), and Period from January 1, 2022 through February 22, 2022 (Predecessor) have been reclassified to "Reimbursable revenues" and "Reimbursable expenses", respectively.

Effective in the second quarter of 2024, we have classified revenues from our bareboat charter agreements as "Leasing revenues", in order to enhance the presentation of the arrangements. To conform to current period presentations, $33 million, $24 million and $4 million of "Other revenues" for the year ended December 31, 2023 (Successor), Period from February 23, 2022 through December 31, 2022 (Successor), and Period from January 1, 2022 through February 22, 2022 (Predecessor), respectively, have been reclassified to "Leasing revenues".

Acquisition of Aquadrill LLC
On April 3, 2023 (the "Closing Date"), Seadrill completed the acquisition of Aquadrill LLC ("Aquadrill"), an offshore drilling unit owner. Pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated December 22, 2022, by and among Seadrill, Aquadrill (formerly Seadrill Partners LLC) and Seadrill Merger Sub, LLC, a Marshall Islands limited liability company ("Merger Sub"), Merger Sub merged with and into Aquadrill, with Aquadrill surviving the merger as a wholly owned subsidiary of Seadrill (the "Merger"). In connection with the Merger, and pursuant to the Merger Agreement, Seadrill exchanged consideration consisting of (i) 29.9 million Seadrill common shares, (ii) $30 million settled by tax withholding in lieu of common shares, and (iii) cash consideration of $1 million.
Through the acquisition of Aquadrill in April 2023, we added four drillships, one semi-submersible, and three tender-assist units to our fleet. Refer to Note 29 – "Business combinations" for further detail. The three tender-assist units were sold on July 28, 2023.
Emergence from Chapter 11 proceedings
On February 22, 2022, Seadrill Limited and certain of its subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court ("Debtors"), completed its comprehensive restructuring and emerged from Chapter 11 proceedings. Please refer to Note 4 – "Chapter 11" for further details.
Fresh start accounting
Seadrill qualified for fresh start accounting following its emergence from bankruptcy on the Effective Date, in accordance with the provisions set forth in ASC 852. This resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or loss as of the Effective Date.
Under fresh start accounting, Seadrill allocated the court approved reorganization value to its individual assets based on their estimated fair values on the Effective Date. Reorganization value represents the value of the reconstituted entity before considering liabilities and it approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.
Seadrill will continue to present financial information for the period before the adoption of fresh start accounting for the Predecessor. The Predecessor and Successor companies lack comparability, as required by ASC Topic 205, Presentation of Financial Statements. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor companies.
Refer to Note 5 – "Fresh Start Accounting" for further details.
Note 2 – Accounting policies
Revenue from contracts with customers
The activities that primarily drive the revenue earned from our drilling contracts include (i) providing a drilling unit and the crew and supplies necessary to operate the rig, (ii) mobilizing and demobilizing the rig to and from the drill site and (iii) performing rig preparation activities or modifications required for the contract with a customer. Consideration received for performing these activities may consist of dayrate drilling revenue, mobilization and demobilization revenue, contract preparation revenue and reimbursement revenue. We account for these integrated services as a single performance obligation that is (i) satisfied over time and (ii) comprised of a series of distinct time increments of service.
We recognize revenues for activities that correspond to a distinct time increment of service within the contract term in the period when the services are performed. We recognize consideration for activities that are (i) not distinct within the context of our contracts and (ii) do not correspond to a distinct time increment of service, ratably over the estimated contract term.
We determine the total transaction price for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. The amount estimated for variable consideration may be constrained and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract. When determining if variable consideration should be constrained, we consider whether there are factors outside of our control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. We re-assess these estimates each reporting period as required. For further information please refer to Note 7 – "Revenue from contracts with customers".
Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted or restricted. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly incremental service it relates to. Revenue is recognized in line with the contractual rate billed for the services provided for any given hour.
We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization of our rigs. These activities are not considered to be distinct within the context of the contract. The associated revenue is allocated to the overall performance obligation and recognized ratably over the expected term of the related drilling contract. We record a contract liability for mobilization fees received, which is amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract.
We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the demobilization of our rigs. Demobilization revenue expected to be received upon contract completion is estimated as part of the overall transaction price at contract inception and recognized over the term of the contract. In most of our contracts, there is uncertainty as to the likelihood and amount of expected demobilization revenue to be received. For example, the amount may vary dependent upon whether or not the rig has additional contracted work following the contract. Therefore, the estimate for such revenue may be constrained, as described above, depending on the facts and circumstances pertaining to the specific contract. We assess the likelihood of receiving such revenue based on past experience and knowledge of the market conditions.
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request in accordance with a drilling contract or other agreement. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof are highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is fully constrained and not included in the total transaction price until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer, at a point in time, as "Reimbursable revenues" in our Consolidated Statements of Operations.
In some countries, the local government or taxing authority may assess taxes on our revenues. Such taxes may include sales taxes, use taxes, value-added taxes, gross receipts taxes and excise taxes. We generally record tax-assessed revenue transactions on a net basis.
Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used in satisfying our performance obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract.
Any costs incurred for delays in commencement of drilling contracts are treated as variable consideration that is allocated to the firm term of the drilling contract.
Arrangements with MSA managers
On completion of the Aquadrill acquisition on the Closing Date, Seadrill assumed arrangements related to the management of the former Aquadrill rigs. These arrangements were with offshore drilling contractors including affiliates of Diamond Offshore Drilling, Inc., Vantage Drilling International, and Energy Drilling Management Pte Ltd. (collectively, the "MSA Managers"), governed by master service or similar agreements ("MSAs").
Under the MSAs, certain former Aquadrill rigs were chartered to an MSA Manager who then contracted with a third-party customer to provide drilling services, providing all necessary crew and other required services and supplies needed to provide those services. The charter arrangements were structured such that all revenues from the end customer and all contract expenses were passed through to Seadrill. The MSA Manager also charged a fee for the services provided. While this fee was variable to align contract objectives between us and the Manager, the majority of economic risk and reward over the arrangement resided with Seadrill.
For accounting purposes, we consider each arrangement as a single unified contract between Seadrill and the end customer with the MSA Manager acting as both a lease broker and subcontractor in providing services to the end customer. Similar to arrangements where Seadrill provides drilling services directly to an end-customer using its owned rigs, the arrangement has both lease and non-lease components. We apply the practical expedient per ASC 842-10-15-42 which permits us to account for the arrangement based on the predominant component in the arrangement, which we consider to be the non-lease component.
Accordingly, we account for these arrangements under the guidance of ASC 606 – Revenue from Contracts with Customers. We recognize all revenues from the end-customers and all operating expenditures incurred by the MSA Manager and passed back to us, together with all MSA Manager fees, as operating expenses. In addition, where the MSA Manager incurs capital or long-term-maintenance expenditures on the units, these costs are also passed to us and accounted for as drilling unit additions. More generally, the accounting for revenue and expenses related to these arrangements follows our accounting policies.
Management contract revenues
Seadrill has provided management and operational support services to Sonadrill, SeaMex, and in the Predecessor period, Aquadrill. These services are typically charged on either a cost-plus or dayrate basis. In addition, Seadrill has recorded reimbursable revenues on certain project work conducted on behalf of such parties.
Other revenues
Other revenues comprise the sale of inventories and termination fees earned when drilling contracts are terminated before the contract end date. Termination fees are recognized daily as any contingencies or uncertainties are resolved.
Vessel and Rig Operating Expenses
Vessel and rig operating expenses are costs associated with operating a drilling unit that is either in operation or stacked and include the remuneration of offshore crews and related costs, rig supplies, insurance costs, expenses for repairs and maintenance and costs for onshore support personnel. We expense such costs as incurred.
Mobilization and demobilization expenses
We incur costs to prepare a drilling unit for a new customer contract and to move the rig to a new contract location. We capitalize the mobilization and preparation costs for a rig's first contract as a part of the rig value and recognize these costs as depreciation expense over the expected useful life of the rig (i.e. 30 years). For subsequent contracts, we defer these costs over the expected contract term, unless we do not expect the costs to be recoverable, in which case we expense them as incurred.
We incur costs to transfer a drilling unit to a safe harbor or different geographic area at the end of a contract. We expense such demobilization costs as incurred. We also expense any costs incurred to relocate drilling units that are not under contract.
Repairs, maintenance and periodic surveys
Costs related to periodic overhauls of drilling units are capitalized and amortized over the anticipated period between overhauls, which is generally five years. Related costs are primarily shipyard costs and the cost of employees directly involved in the work. We include amortization costs for periodic overhauls in depreciation expense. Costs for other repair and maintenance activities are included in vessel and rig operating expenses and are expensed as incurred. Repairs, maintenance and periodic surveys are classified as operating activities within our Consolidated Statements of Cash Flows.

Income taxes
Seadrill is a Bermuda company that has subsidiaries and affiliates in various jurisdictions. As of December 31, 2024, Seadrill and our Bermudan subsidiaries and affiliates were not required to pay taxes in Bermuda on ordinary income or capital gains as they qualify as exempted companies. Certain subsidiaries operate in other jurisdictions where taxes are imposed. Consequently, income taxes have been recorded in these jurisdictions when applicable. Our income tax expense is based on our income and statutory tax rates in the jurisdictions we operate. Refer to "Note 11 – "Taxation".
Our income tax expense is based on our interpretation of tax laws in various jurisdictions in which we operate and requires significant judgment and use of estimates and assumptions regarding significant future events, such as amounts, timing and character of income, deductions and tax credits. There are certain transactions for which the ultimate tax consequence is unclear due to uncertainty in relation to the interpretation of tax law that arises in the ordinary course of business.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement. While we believe we have the required support for the positions taken on our tax returns, we regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes.
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. We recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the Consolidated Statement of Operations as income tax expense (or benefit) in the period of sale or transfer occurs.
Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in prior year tax estimates as tax returns are filed, or from tax audit adjustments.
Deferred tax assets and liabilities are based on temporary differences that arise between carrying values used for financial reporting purposes and amounts used for taxation purposes of assets and liabilities and the future tax benefits of tax attributes.
Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. Valuation allowances are determined to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To determine the amount of deferred tax assets and liabilities, as well as the valuation allowances, we must make estimates and certain assumptions regarding future taxable income, including where our drilling units are expected to be deployed, as well as other assumptions related to our future tax position. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or valuation allowances. The amount of deferred tax provided is based upon the expected manner of settlement of the carrying amount of assets and liabilities, using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
Foreign currencies
The majority of our revenues and expenses are denominated in U.S. dollars and therefore all of our subsidiaries use U.S. dollars as their functional currency. Our reporting currency is also U.S. dollars.
Transactions in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the date of the transaction. Foreign currency denominated monetary assets and liabilities are remeasured using rates of exchange at the balance sheet date. Gains and losses on foreign currency transactions are included within "Other financial and non-operating items, net" in the Consolidated Statements of Operations.
Earnings/(loss) per share
Basic earnings/(loss) per share ("EPS/LPS") is calculated based on the income or loss for the period available to common shareholders divided by the weighted average number of Shares outstanding. Diluted income or loss per share includes the effect of the assumed conversion of potentially dilutive instruments such as our restricted stock units, performance stock units and convertible bond. The determination of dilutive income or loss per share may require us to make adjustments to net income or loss and the weighted average Shares outstanding. Refer to Note 12 – "Earnings/(loss) per share".
Fair value measurements
We estimate fair value at a price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market for the asset or liability. Hierarchy Levels 1, 2 and 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are unadjusted quoted prices for identical assets or liabilities in active markets. Hierarchy Level 2 inputs are significant other observable inputs, including direct or indirect market data for similar assets or liabilities in active markets or identical assets or liabilities in less active markets. Hierarchy Level 3 inputs are significant unobservable inputs, including those that require considerable judgment for which there is little or no market data. When a valuation requires multiple input levels, we categorize the entire fair value measurement according to the lowest level of input that is significant to the measurement even though we may have also utilized inputs that are more readily observable.
Cash and cash equivalents and restricted cash
Cash and cash equivalents consist of cash, bank deposits and highly liquid financial instruments with maturities of three months or less. Amounts are presented net of allowances for credit losses.

Restricted cash consists of bank deposits which are subject to restrictions due to legislation, regulation or contractual arrangements. Restricted cash amounts that are expected to be used after one year from the balance sheet date are classified as non-current assets. Amounts are presented net of allowances for credit losses, which are assessed based on consideration of maturity date and the counterparty's credit rating. Refer to Note 13 – "Restricted cash".
Receivables
Receivables, including accounts receivable, are recorded in the balance sheet at their nominal amount net of expected credit losses and write-offs. Interest income on receivables is recognized as earned.
Allowance for credit losses
The current expected credit loss ("CECL") model requires recognition of expected credit losses over the life of a financial asset upon its initial recognition. The CECL model contemplates a broader range of information to estimate expected credit losses over the contractual lifetime of an asset. It also requires consideration of the risk of loss even if it is remote. We estimate expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts of events, which may affect the collectability. The allowance for credit losses reflects the net amount expected to be collected on the financial asset. Any change in credit allowance is reflected in the Consolidated Statement of Operations based on the nature of the financial asset receivable.
Amounts are written off against the allowance in the period when efforts to collect a balance have been exhausted. Any write-offs in excess of credit allowance by category of financial asset reduces the asset's carrying amount and is reflected in the Consolidated Statement of Operations. Expected recoveries will not exceed the amounts previously written-off or current credit loss allowance by financial asset category and are recognized in the Consolidated Statement of Operations in the period of receipt.
Contract assets and liabilities
Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules. If we recognize revenue ahead of this point, we also recognize a contract asset. Contract assets balances relate primarily to demobilization revenues recognized during the period associated with probable future demobilization activities.
Contract liabilities include payments received for mobilization, rig preparation and upgrade activities which are allocated to the overall performance obligation and recognized ratably over the initial term of the contract.
Equity investments
Investments in common stock are accounted for using the equity method if we have the ability to significantly influence, but not control, the investee. Significant influence is presumed to exist if our ownership interest in the voting stock of the investee is between 20% and 50%. We also consider other factors such as representation on the investee’s board of directors and the nature of commercial arrangements. We classify our equity investees as "Investments in Associated Companies" on the Consolidated Balance Sheets. We recognize our share of earnings or losses from our equity method investments in the Consolidated Statements of Operations as "Share in results from associated companies". Refer to Note 15 – "Investment in associated companies".
We assess our equity method investments for impairment at each reporting period when events or circumstances suggest that the carrying amount of the investments may be impaired. We record an impairment charge for other-than-temporary declines in value when the value is not anticipated to recover above the cost within a reasonable period after the measurement date. We consider (1) the length of time and extent to which fair value is below carrying value, (2) the financial condition and near-term prospects of the investee, and (3) our intent and ability to hold the investment until any anticipated recovery. If an impairment loss is recognized, subsequent recoveries in value are not reflected in earnings until sale of the equity method investee occurs.
Held for sale and discontinued operations
Assets are classified as held for sale when all of the following criteria are met: management commits to a plan to sell the asset (disposal group), the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated, the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year. The term probable refers to a future sale that is likely to occur, the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell.
Management assesses whether an operation should be reported as discontinued operations under the three criteria set out in ASC 205:1) a discontinued operation may include a component of the business or group of components of the business, 2) the component of the business (or group of components) meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale (i.e. abandonment), and 3) the component of the business (or group of components) represents a strategic shift that has (or will have) a major effect on an the business' operations and financial results. When an operation meets these criteria, the results of that operation are reported as "discontinued operations" in the Statement of Operations and all comparative periods of the consolidated financial statements and associated notes are recast for this classification. Refer to Note 28 – "Discontinued Operations".
Drilling units
Rigs, vessels and related equipment are recorded at historical cost less accumulated depreciation. The cost of these assets, less estimated residual value is depreciated on a straight-line basis over their estimated remaining economic useful lives. Rig upgrade costs incurred that increase the marketability of the rig beyond the current contract are depreciated over the remaining lives of the rigs. The estimated economic useful life of our floaters and jackup rigs, when new, is 30 years.

Drilling units acquired in a business combination are measured at fair value at the date of acquisition. Cost of property and equipment sold or retired, with the related accumulated depreciation and impairment, are removed from the Consolidated Balance Sheet, and resulting gains or losses are included in the Consolidated Statement of Operations.
We re-assess the remaining useful lives of our drilling units when events occur which may impact our assessment of their remaining useful lives. These include changes in the operating condition or functional capability of our rigs, technological advances, changes in market and economic conditions as well as changes in laws or regulations affecting the drilling industry.
Equipment
Equipment is recorded at historical cost less accumulated depreciation and impairment and is depreciated over its estimated remaining useful life. The estimated economic useful life of equipment, when new, is between three and five years depending on the type of asset. Refer to Note 17 – "Equipment".
Rig reactivation project costs
Most reactivation costs are capitalized. The incremental cost of equipment de-preservation activities and one-time major equipment overhaul or replacement of systems and equipment, certain directly identifiable personnel costs and costs to move rigs from stacking locations to the shipyards are capitalized and depreciated over the remaining lives of the rigs. General and administrative and overhead costs related to reactivation projects are accounted for as operating expenses.
Rig upgrade costs incurred as part of reactivation projects that increase the marketability of the rig beyond the current contract are depreciated over the remaining lives of the rig. Costs incurred as part of reactivation projects to install equipment or modify to current rig specifications that will not increase the marketability of the rig beyond the current contract and rig mobilization costs are deferred and amortized over the contract period.
The cost of reactivation project related long-term maintenance activities such as major classification surveys and other major certifications are capitalized and depreciated over a period of between two and five years (depending on the period covered by the re-certification).
Leases
Lessee - When we enter into a new contract, or modify an existing contract, we identify whether that contract has a finance or operating lease component. We do not have any leases classified as finance leases. We determine the lease commencement date by reference to the date the leased asset is available for use and transfer of control has occurred from the lessor. At the lease commencement date, we measure and recognize a lease liability and a right of use ("ROU") asset in the financial statements. The lease liability is measured at the present value of the lease payments not yet paid, discounted using the estimated incremental borrowing rate at lease commencement. The ROU asset is measured at the initial measurement of the lease liability, plus any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred by us.
After the commencement date, we adjust the carrying amount of the lease liability by the amount of payments made in the period as well as the unwinding of the discount over the lease term using the effective interest method. After commencement date, we amortize the ROU asset by the amount required to keep total lease expense including interest constant (straight-line over the lease term).
Seadrill assesses ROU assets for impairment and recognizes any impairment loss in accordance with the accounting policy on impairment of long-lived assets.
We applied the following significant assumptions and judgments in accounting for our leases.
•We apply judgment in determining whether a contract contains a lease or a lease component as defined by Topic 842.
•We have elected to combine leases and non-lease components. As a result, we do not allocate our consideration between leases and non-lease components.
•The discount rate applied to our operating leases is our incremental borrowing rate. We estimated our incremental borrowing rate based on the rate for our traded debt.
•Within the terms and conditions of some of our operating leases we have options to extend or terminate the lease. In instances where we are reasonably certain to exercise available options to extend or terminate, then the option is included in determining the appropriate lease term to apply.
•Where a leasing arrangement is a failed sale and leaseback transaction as no transfer of control has occurred as defined by Topic 606, any monies received will be treated as a financing transaction.
Lessor - When we enter into a new contract, or modify an existing contract, we identify whether that contract has a sales-type, direct financing or operating lease. We do not have any leases classified as sales-type or direct financing. For our operating leases, the underlying asset remains on the balance sheet and we record periodic depreciation expense and lease revenue.
Impairment of long-lived assets
We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be appropriate. We first assess recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows expected to be generated from the asset, including eventual disposal. If the undiscounted future net cash flows are less than the carrying value of the asset, then we compare the carrying value of the asset to its fair value as determined using the discounted future net cash flows, using a relevant weighted-average cost of capital. The impairment loss to be recognized during the period, is the amount by which the carrying value of the asset exceeds its fair value.

Other intangible assets and liabilities
Intangible assets and liabilities were recorded at fair value on the date of Seadrill's emergence from Chapter 11 in February 2022 and on acquisition of Aquadrill in April 2023. The amounts of these assets and liabilities less any estimated residual value are amortized on a straight-line basis over the estimated remaining economic useful life or contractual period. We classify amortization of these intangible assets and liabilities within operating expenses. Our intangible assets include favorable and unfavorable drilling contracts, management services contracts and management incentive fees. In accordance with ASC 360, our intangible assets are reviewed for impairment when indicators of impairment are present, which include events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. In the event an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Refer to Note 14 – "Other current and non-current assets". Our intangible liabilities include unfavorable drilling contracts. Refer to Note 20 – "Other current and non-current liabilities".
Debt
At the inception of a term debt arrangement, or whenever we make the initial drawdown on a revolving debt arrangement, we incur a liability for the principal to be repaid. Debt issuance costs and lender fees related to the term loan are netted against the liability and amortized over the term of the loan. Issuance costs and lender fees related to the revolving debt arrangement are amortized straight-line over the term of the revolver. Refer to Note 19 – "Debt" for more information on our debt instruments.
Pension benefits
We make contributions to personal defined contribution plans. These are charged as operational expenses as they become payable. Some of our Norwegian employees are covered by defined benefit plans. The ongoing liability for these schemes is not material and therefore disclosures related to these schemes have not been presented.
Loss contingencies
We recognize a loss contingency in the Consolidated Balance Sheets where we have a present obligation as a result of a past event, it is probable that an outflow of economic benefits will be required to settle the obligation, and the amount is reasonably estimable. Refer to Note 27 – "Commitments and contingencies".
Share repurchases
Repurchased Shares are recognized at cost as a component of shareholders' equity. If our Shares are acquired for purposes other than retirement, or if ultimate disposition has not yet been decided, the cost of the Shares is recognized as a direct reduction in shareholders' equity as treasury stock. At the point where it is deemed reasonably certain that the acquired Shares will be cancelled/retired, the nominal value of the Shares is recorded as a reduction in share capital with the excess paid over the nominal value recorded as a reduction in additional paid in capital ("APIC").
Share-based compensation
After emerging from Chapter 11 in February 2022, we made awards of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Management Incentive Plan (as defined herein) (see Note 23 – "Share based compensation"). We account for our share based compensation in accordance with ASC 718, which utilizes a "modified grant-date" approach, where the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The subsequent accounting then depends on whether the award is classified as equity settled or liability settled, based on the conditions provided in ASC 718. If any of the conditions set out in ASC 718 are met, we classify the award as liability settled, otherwise the award is classified as equity settled. The fair value of equity settled awards is fixed on the grant date and not remeasured unless the award is modified. The fair value of liability settled awards is remeasured at the end of each reporting period until settlement. The fair value is recorded as operating expense over the service period for all awards that vest. No cost is recorded for awards that do not vest because service conditions are not satisfied. We account for forfeitures on an actual basis.
Guarantees
Guarantees issued by us, excluding those that are guaranteeing our own performance, are recognized at fair value at the time that the guarantees are issued and reported in "Other current liabilities" and "Other non-current liabilities". If it becomes probable that we will have to perform under a guarantee, we remeasure the liability if the amount of the loss can be reasonably estimated. Financial guarantees written are assessed for credit losses and any allowance is presented as a liability for off-balance sheet credit exposures where the balance exceeds the collateral provided over the remaining instrument life. The allowance is assessed at the individual guarantee level, calculated by multiplying the balance exposed on default by the probability of default and loss given default over the term of the guarantee.
Business combinations
We account for acquisitions in accordance with ASC 805 - Business Combinations. When a transaction qualifies as a business combination under ASC 805 because (i) the acquiree meets the definition of a business and (ii) Seadrill as the acquirer obtains control of an acquiree, the acquisition method is used and the identifiable assets acquired and liabilities assumed are recognized at fair value on the acquisition date. Under ASC 805, the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed is recognized as an asset referred to as goodwill. If the fair value of the net assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized in the Consolidated Statement of Operations at the acquisition date.
Sale of subsidiaries or groups of assets
We account for the sale of a subsidiary or group of assets in accordance with ASC 810 - Consolidations. When we sell a subsidiary or group of assets, we recognize a gain or loss measured as the difference between 1) the aggregate of (i) the fair value of any consideration received, (ii) the fair value of any retained noncontrolling investment in the former subsidiary or group of assets & (iii) the carrying amount of any noncontrolling interest in the former subsidiary; and 2) the carrying amount of the former subsidiary’s assets and liabilities or the carrying amount of the group of assets. Consideration transferred is the sum of the acquisition-date fair values of the assets transferred, the liabilities incurred by the acquirer to Seadrill, and the equity interests issued by the acquirer to Seadrill, but is net of any liabilities incurred by Seadrill. The gain or loss on sale is net of any costs to sell the subsidiary or group of assets. Refer to Note 28 – "Discontinued Operations" for details of disposals during the comparative periods presented.
Note 3 -Recent Accounting Standards
Recently adopted accounting standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Disclosures (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosures by requiring more detailed information about a reportable segment’s expenses and how the chief operating decision maker uses reported segment profit or loss information to assess segment performance and allocate resources. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The adoption of ASU 2023-07 had no material impact on the Company's disclosures.
Recent accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses", which requires additional disclosure of the nature of expenses included in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. The new requirement is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, with early adoption permitted. Upon adoption, this standard will require additional disclosures to be included in our financial statements. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Note 4 – Chapter 11
Seadrill Chapter 11 Process
i. Chapter 11 filing
The Debtors filed voluntary petitions for reorganization under the Chapter 11 proceedings in the Bankruptcy Court on February 7, 2021 and February 10, 2021 (the "Petition Date"). These filings triggered a stay on enforcement of remedies with respect to our debt obligations.
These filings excluded the Seadrill New Finance Limited group ("NSNCo"), as Seadrill and the NSNCo noteholders negotiated a refinancing outside of this bankruptcy.
ii. Plan of Reorganization
On July 23, 2021, the Company entered into a Plan Support and Lock-Up Agreement (the "Plan Support Agreement") with certain holders of claims under the Company’s 12 prepetition credit facilities (the "Prepetition Credit Agreements"), and Hemen Holdings Ltd ("Hemen"). On July 24, 2021, the Company filed the first versions of the Joint Chapter 11 Plan of Reorganization and Disclosure Statement. On August 31, 2021, the Company filed the First Amended Plan of Reorganization and the First Amended Disclosure Statement (the "Disclosure Statement") and on September 2, 2021, the Court approved the First Amended Disclosure Statement (as Modified) and the solicitation of the Plan of Reorganization. On October 11, 2021, the Company’s creditor classes voted to accept the plan of reorganization. On October 26, 2021, Seadrill’s Plan of Reorganization (the "Plan") was confirmed by the U.S. Bankruptcy Court for the Southern District of Texas.
iii. Amendment to terms of existing facilities
The Plan, among other things, provided that holders of allowed Prepetition Credit Agreement claims (a) received $683 million (adjusted for the Asia Offshore Drilling Limited ("AOD") cash out option) of take-back debt (the "Second Lien Facility") and (b) were entitled to participate in a $300 million new-money raise under a first lien facility (the "First Lien Facility"), and (c) received 83.00% of pre-diluted equity in successor Seadrill on account of their allowed Prepetition Credit Agreement claims, and 16.75% of equity in successor Seadrill for such holders participation in a rights offering (the "Rights Offering").
iv. Rights Offering and backstop of new $300 million facility
Holders of the subscription rights, which included the backstop parties (the "Backstop Parties" and together, the "Rights Offering Participants"), received the right to lend up to $300 million under the First Lien Facility. The Rights Offering Participants also received, in consideration for their participation in the Rights Offering, 12.50% of the issued and outstanding pre-diluted Shares as of the Effective Date. The First Lien Facility was structured as (i) a $175 million term loan (the "Term Loan Facility") and (ii) a $125 million revolving credit facility.
As consideration for the backstop commitment of each Backstop Party, the Backstop Parties were (a) issued 4.25% of the issued and outstanding pre-diluted Shares as of the Effective Date (the "Equity Commitment Premium"); and (b) paid in cash a premium (the "Commitment Premium") equal to 7.50% of the $300 million in total commitments under the First Lien Facility. The Commitment Premium was revised to $20 million and paid within one business day following the backstop approval order on October 27, 2021.

v. Hemen $50 million convertible bond
$50 million aggregate principal amount of convertible bond (the "Convertible Bond") was issued to Hemen at par upon emergence. The Convertible Bond is convertible into Shares (the "Conversion Shares") at an initial conversion rate of 52.6316 Shares per $1,000 principal amount of the Convertible Bond, subject to certain adjustments. The Convertible Bond is convertible (in full and not in part) into the Conversion Shares at the option of the lender on any business day that is ten business days prior to the maturity of the Convertible Bond.
Management considered the accounting treatment for the Conversion using the embedded derivative model, substantial premium model, and the no proceeds allocated model. The Company determined that on the Effective Date that the substantial premium model was applicable, and the recognition of the Convertible Bond should follow the treatment prescribed under this model. Pursuant to the substantial premium model, the principal was recorded as a liability at par and the excess premium was recorded to additional paid-in-capital.
vi. Emergence and New Seadrill equity allocation table
Seadrill met the requirements of the Plan and emerged from Chapter 11 proceedings on the Effective Date.
Under the Plan and prior to any equity dilution on conversion of the convertible bond, the Company issued 83.00% of the Company’s equity to Prepetition Credit Agreement claimants, 12.50% to the Rights Offering Participants, 4.25% to the Backstop Parties through the Equity Commitment Premium, and the remaining 0.25% to Class 9 Predecessor shareholders. The table below shows the equity allocation before and after the conversion of the Convertible Bond.

Recipient of Shares	Number of shares	% Allocation	Equity dilution on conversion of convertible bond
Allocation to predecessor senior secured lenders	41,499,999	83.00%	78.85%
Allocation to new money lenders - holders of subscription rights	6,250,001	12.50%	11.87%
Allocation to new money lenders - backstop parties	2,125,000	4.25%	4.04%
Allocation to predecessor shareholders	124,998	0.25%	0.24%
Allocation to convertible bondholder	—	—%	5.00%
Total shares issued on emergence	49,999,998	100.00%	100.00%
NSNCo Restructuring
As part of Seadrill’s wider process, NSNCo, the holding company for investments in SeaMex, Seabras Sapura, and Archer, concluded a separate restructuring process on January 20, 2022.
The restructuring was achieved using a pre-packaged Chapter 11 process and had the following major impacts:
1.     Holders of the senior secured notes issued by NSNCo released Seadrill from all guarantees and securities previously provided by Seadrill in respect of the notes;
2.     Seadrill disposed of 65% of its equity interest in NSNCo to the holders of NSNCo senior secured notes. Seadrill's equity interest thereby decreased to 35%, which was recognized as an equity method investment; and
3.     Reinstatement of the notes in full on amended terms.
Related to the NSNCo restructuring, the noteholders also financed a restructuring of the bank debt of the SeaMex joint venture. This enabled NSNCo to subsequently acquire a 100% equity interest in the SeaMex joint venture by way of a credit bid, which was executed on November 2, 2021.
Upon effectiveness of NSNCo's bankruptcy on January 20, 2022, Seadrill sold 65% of its equity interest in NSNCo, recognizing its 35% retained interest as an equity method investment. The ceding of control occurred 9 days prior on January 11, 2022, the petition date when the Bankruptcy Court first assumed the power to approve all significant actions in the entity. Separately, the determination of held-for-sale and discontinued operations was made at year end and described in the Company's 2021 Form 20-F. Subsequent to its emergence from its pre-packaged bankruptcy, NSNCo was renamed Paratus Energy Services Ltd.
Renegotiation of leases with SFL
Under the sale and leaseback arrangements with certain subsidiaries of SFL Corporation Ltd ("SFL"), the semi-submersible rigs West Taurus and West Hercules and the jackup rig West Linus were leased to certain wholly owned Seadrill entities under long term charter agreements. The Chapter 11 proceedings afforded Seadrill the option to reject or amend the leases.
On March 9, 2021, the West Taurus lease rejection motion was approved by the Bankruptcy Court, and the rig was redelivered to SFL on May 6, 2021, in accordance with the West Taurus settlement agreement. The lease termination led to a remeasurement of the outstanding amounts due to SFL held within liabilities subject to compromise to the claim value which was settled at emergence.
On August 27, 2021, the Bankruptcy Court of the Southern District of Texas entered an approval order for an amendment to the original SFL Hercules charter. The amended charter was accounted for as an operating lease, resulting in the recognition of a ROU asset and an associated lease liability. The removal of the call options and purchase obligations meant that sale recognition was no longer precluded.
In February 2022, Seadrill signed a transition agreement with SFL pursuant to which the West Linus rig would be redelivered to SFL upon assignment of the ConocoPhillips drilling contract to SFL. The interim transition bareboat agreement with SFL provided that Seadrill would continue to operate the West Linus until the rig was delivered back to SFL for a period of time that was estimated to last approximately 6 to 9 months from Seadrill’s emergence. The amended charter no longer contained a purchase obligation and resulted in the derecognition of the rig asset of $175 million and a liability of $161 million at emergence from Chapter 11 proceedings on February 22, 2022. Additionally, $7 million of cash held as collateral was returned to SFL. The interim transition bareboat agreement was accounted for as a short-term operating lease.
Other matters
i.Liabilities subject to compromise
Liabilities subject to compromise distinguish prepetition liabilities which may be affected by the Chapter 11 proceedings from those that will not. The liabilities held as subject to compromise prior to the Company's emergence from Chapter 11 proceedings are disclosed on a separate line on the Consolidated Balance Sheet.
Liabilities subject to compromise prior to emergence from Chapter 11 proceedings, as presented on the Consolidated Balance Sheet at February 22, 2022 immediately prior to emergence, included the following:

(In $ millions)	February 22, 2022 (Predecessor)
Senior under-secured external debt	5,662
Accounts payable and other liabilities	35
Accrued interest on external debt	34
Amount due to SFL Corporation Ltd under leases for the West Taurus and West Linus	506
Liabilities subject to compromise	6,237
Attributable to:
Continuing operations	6,119
Discontinued operations	118
ii. Interest expense
The Debtors discontinued recording interest on the under-secured debt facilities from the Petition Date, in line with the guidance of ASC 852-10. Contractual interest on liabilities subject to compromise not reflected in the Consolidated Statements of Operations was $48 million for the period from January 1, 2022 through February 22, 2022 (Predecessor).
iii. Reorganization items, net
Incremental costs incurred directly as a result of the bankruptcy filing and any gains or losses on adjustment to the expected allowed claim value under the plan of reorganization are classified as "Reorganization items, net" in the Consolidated Statements of Operations. The following table summarizes the reorganization items recognized in the year ended December 31, 2024, December 31, 2023, period from February 23, 2022 through December 31, 2022 (Successor) and period from January 1, 2022 through February 22, 2022 (Predecessor).

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Gain on settlement of liabilities subject to compromise (a)	—	—	—	3,581
Fresh Start valuation adjustments (b)	—	—	—	242
Loss on deconsolidation of Paratus Energy Services (c)	—	—	—	(112)
Advisory and professional fees (d)	—	—	(15)	(44)
Expense of predecessor Directors & Officers insurance policy	—	—	—	(17)
Interest income on surplus cash	—	—	—	1
Total reorganization items, net	—	—	(15)	3,651
Attributable to:
Continuing operations	—	—	(15)	3,683
Discontinued operations	—	—	—	(32)
a.Gain on liabilities subject to compromise
On emergence from Chapter 11 proceedings, we settled liabilities subject to compromise in accordance with the Plan. This includes extinguishment of our secured external debt and amounts due under our sale and leaseback agreements with SFL Corporation Ltd. Refer to Note 5 – "Fresh Start accounting" for further information.

b.     Fresh Start valuation adjustments
On emergence from Chapter 11 proceedings and under the application of Fresh Start accounting, we allocated the reorganization value to our assets and liabilities based on their estimated fair values. The effects of the application of Fresh Start accounting applied as of February 22, 2022. The new basis of our assets and liabilities are reflected in the Consolidated Balance Sheet at December 31, 2024 and 2023 (Successor) and the related adjustments were recorded in the Consolidated Statements of Operations in the Predecessor. Refer to Note 5 – "Fresh Start accounting" for further information.
c.     Loss on deconsolidation of Paratus Energy Services Ltd
The loss on deconsolidation reflects the impact of the sale of 65% of Seadrill's interest in Paratus Energy Services Ltd (formerly NSNCo), as we deconsolidated the carrying value of the net assets of Paratus and recorded the 35% retained interest at fair value. The difference between the net assets deconsolidated and retained 35% interest represents a loss on deconsolidation.

(In $ millions)	January 20, 2022
Carrying value of Paratus Energy Services Ltd equity at January 20, 2022	(152)
Fair value of retained 35% interest in Paratus Energy Services Ltd	56
Reclassification of NSNCo accumulated other comprehensive losses to income on disposal	(16)
Loss on deconsolidation of Paratus Energy Services Ltd	(112)
d.     Advisory and professional fees
Professional and advisory fees incurred for post-petition Chapter 11 expenses. Professional and advisory expenses have been incurred post-emergence but relate to our Chapter 11 proceedings.
Note 5 – Fresh Start Accounting
Fresh Start accounting
Upon emergence from bankruptcy, Seadrill qualified for and adopted Fresh Start accounting in accordance with the provisions set forth in ASC 852, which resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or loss as of the Effective Date.
The criteria requiring Fresh Start accounting are: (i) the reorganization value of Seadrill’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the then-existing voting shares of the Predecessor (or legacy entity prior to the Effective Date) received less than 50% of the voting Shares of the Successor outstanding upon emergence from bankruptcy.
Fresh Start accounting requires a reporting entity to present its assets, liabilities, and equity at their reorganization value amounts as of the date of emergence from bankruptcy on February 22, 2022. However, the Company will continue to present financial information for any periods before the adoption of Fresh Start accounting for the Predecessor. The Predecessor and Successor Companies lack comparability, as is required in ASC Topic 205, Presentation of Financial Statements ("ASC 205"). ASC 205 states that financial statements are required to be presented comparably from year to year, with any exceptions to comparability clearly disclosed. Therefore, "black-line" financial statements are presented to distinguish between the Predecessor and Successor Companies.
Reorganization Value
Under Fresh Start accounting, we allocated the reorganization value to Seadrill's individual assets based on their estimated fair values in conformity with ASC Topic 805, Business Combinations (''ASC 805''), and ASC Topic 820, Fair Value Measurement. Deferred income taxes were calculated in conformity with ASC Topic 740, Income Taxes (''ASC 740''). Reorganization value is viewed as the value of the reconstituted entity before considering liabilities and it approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.
Enterprise value represents the estimated fair value of an entity’s shareholders’ equity plus long-term debt and other interest-bearing liabilities less unrestricted cash and cash equivalents. As set forth in the Disclosure Statement approved by the Bankruptcy Court, the valuation analysis resulted in an enterprise value between $1,795 million and $2,396 million, with a mid-point of $2,095 million. For US GAAP purposes, we valued our individual assets, liabilities, and equity instruments using valuation models and determined the value of the enterprise was $2,095 million as of the Effective Date, which fell in line within the forecasted enterprise value ranges approved by the Bankruptcy Court. Specific valuation approaches and key assumptions used to arrive at reorganization value, and the value of discrete assets and liabilities resulting from the application of Fresh Start accounting, are described in greater detail within the valuation process below.

The following table reconciles the enterprise value to the estimated fair value of the Successor’s common shares as of the Effective Date:

(In $ millions, except per share amount)	As of February 23, 2022 (Successor)
Enterprise value	2,095
Plus: Cash and cash equivalents at emergence	355
Less: Fair value of long-term debt	(951)
Implied value of Successor equity	1,499
Shares issued upon emergence	49,999,998
Per share value (US$)	29.98
The following table reconciles enterprise value to the reorganization value of the Successor (i.e., value of the total assets of the Successor) as of the Effective Date:

(In $ millions)	As of February 23, 2022 (Successor)
Enterprise value	2,095
Plus: Cash and cash equivalents at emergence	355
Plus: Non-interest-bearing current liabilities	350
Plus: Non-interest-bearing non-current liabilities	179
Total value of Successor Entity's assets on Emergence	2,979
The enterprise value and corresponding equity value are derived from expected future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations or financial projections may not be realized and actual results could vary materially.
Valuation Process
To apply Fresh Start accounting, we conducted an analysis of the Consolidated Balance Sheet to determine if any of our net assets would require a fair value adjustment as of the Effective Date. The results of our analysis indicated that our drilling units, equipment, drilling and management services contracts, leases, investments in associated companies, certain working capital balances and long-term debt would require a fair value adjustment on the Effective Date. Any deferred tax on the fair value adjustments have been made in accordance with ASC 740. The rest of our net assets were determined to have carrying values that approximated fair value on the Effective Date. Further details regarding the valuation process are described below.
i. Drilling units
Seadrill's principal assets comprise its fleet of drilling units. For the working fleet, we determined the fair value of drilling units based primarily on an income approach utilizing a discounted cash flow analysis. For long-term cold stacked units, we have applied a market approach methodology. Assumptions used in our assessment of the discounted free cash flows included, but were not limited to, the contracted and market dayrates, operating costs, overheads, economic utilization, effective tax rates, capital expenditures, working capital requirements, and estimated useful economic lives.
The cash flows were discounted at a market participant weighted average cost of capital ("WACC"), which was derived from a blend of market participant after-tax cost of debt and market participant cost of equity and computed using public share price information for similar offshore drilling market participants, certain U.S. Treasury rates, and certain risk premiums specific to the assets of the Company. For rigs expected to be long-term stacked, the market approach was used to estimate the fair value of the assets which involved gathering and analyzing recent market data of comparable assets.
ii. Capital Spares and Equipment
The valuation of our capital spares and equipment, including spare parts and capitalized IT software, was determined utilizing the cost approach, in which the estimated replacement cost of the assets was adjusted for physical depreciation and economic obsolescence.
iii. Drilling and management services contracts
We recognized both favorable and unfavorable contracts based on the income approach utilizing a discounted cash flow analysis, comparing the signed contractual dayrate against the global contract assumptions applied in our drilling unit fair value assessment. The cash flows were discounted at an adjusted market participant WACC.
The management services contracts were fair valued based on an excess earnings methodology, adjusted for the incremental cost of services, working capital, tax, and contributory asset charges, with future cash flows discounted at an adjusted market participant WACC.
For the management incentive fee payable to Seadrill as part of the management service agreement with PES, an option pricing model was used to estimate the fair value of the fee.

iv. Leases
The fair value of the West Linus and West Hercules leases were estimated by comparing against assumed global market contract assumptions over the same time period.
v. Investments in associated companies
The fair value of the equity investments in associated companies was based primarily on the income approach, using projected discounted cash flows of the underlying assets, a risk-adjusted discount rate, and an estimated tax rate.
vi. Long-term debt
The fair values of the Term Loan Facility and Second Lien Facility were determined using relevant market data as of the Effective Date and the terms of each of the respective instruments. Given the interest rates for both facilities were outside of the range of assumed market rates, we selected discount rates based on the data and used a yield to worst case analysis to estimate the fair values of the respective instruments.
The fair value of the Convertible Bond was split in two components: (i) straight debt and (ii) conversion option. The straight debt component was derived through a discounted cash flow analysis. The conversion option component was based on an option pricing model, which forecasts equity volatility and compares the potential conversion redemption against equity movements in industry peers.

Consolidated Balance Sheet
The adjustments included in the following Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan and carried out by the Company ("Reorganization Adjustments") and the fair value adjustments as a result of the application of Fresh Start accounting ("Fresh Start Adjustments"). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair value and significant assumptions or inputs.

	February 22, 2022					February 23, 2022
(In $ millions)	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets
Cash and cash equivalents	262	74	(a)	—		336
Restricted cash	135	(50)	(b)	—		85
Accounts receivable, net	169	—		—		169
Amount due from related parties, net	42	—		—		42
Asset held for sale - current	63	—		11	(k)	74
Other current assets	194	(17)	(c)	20	(k)	197
Total current assets	865	7		31		903
Non-current assets
Investment in associated companies	81	—		(17)	(l)	64
Drilling units	1,434	(175)	(d)	316	(m)	1,575
Restricted cash	69	—		—		69
Deferred tax assets	8	—		1	(n)	9
Equipment	11	—		(2)	(o)	9
Asset held for sale - non-current	345	—		(34)	(m,p)	311
Other non-current assets	13	—		26	(p)	39
Total non-current assets	1,961	(175)		290		2,076
Total assets	2,826	(168)		321		2,979
LIABILITIES AND SHAREHOLDERS'S EQUITY
Current liabilities
Trade accounts payable	53	—		—		53
Liabilities associated with asset held for sale - current	64	—		—		64
Other current liabilities	164	52	(e)	17	(q)	233
Total current liabilities	281	52		17		350
Liabilities subject to compromise	6,119	(6,119)	(f)	—		—
Liabilities subject to compromise associated with asset held for sale	118	(118)	(f)	—		—
Non-current liabilities
Long-term debt	—	951	(g)	—		951
Deferred tax liabilities	7	—		(1)	(r)	6
Liabilities associated with asset held for sale - non-current	2	—		—		2
Other non-current liabilities	108	—		63	(s)	171
Total non-current liabilities	117	951		62		1,130
SHAREHOLDERS' EQUITY
Predecessor common shares of par value	10	(10)	(h)	—		—
Predecessor additional paid-in capital	3,504	(3,504)	(h)	—		—
Accumulated other comprehensive loss	(1)	1	(h)	—		—
Retained (deficit)/earnings	(7,322)	7,080	(i)	242	(t)	—
Successor common shares of par value	—	—		—		—
Successor additional paid-in capital	—	1,499	(j)	—		1,499
Total shareholders’ (deficit)/equity	(3,809)	5,066		242		1,499
Total liabilities and shareholders' equity	2,826	(168)		321		2,979
* The total valuation of drilling units amounted to $1,882 million, of which $1,575 million related to continuing operations and $307 million related to discontinued operations.

Reorganization Adjustments
(a)Reflects the net cash receipts that occurred on the Effective Date as follows:

(In $ millions)	February 22, 2022 (Predecessor)
Receipt of cash from the issuance of the Term Loan Facility	175
Receipt of cash from the issuance of the Convertible Bond	50
Proceeds from the issuance of the Second Lien Facility	683
Settlement of the Prepetition Credit Agreement	(683)
Payment of the AOD cash out option	(116)
Payment of success-based advisor fees	(28)
Payment of the arrangement & financing fee for the Term Loan Facility	(5)
Transfer of cash to restricted cash for the professional fee escrow account funding	(2)
Change in cash and cash equivalents	74
(b)Reflects the net restricted cash payments that occurred on the Effective Date as follows:

(In $ millions)	February 22, 2022 (Predecessor)
Payment of net scrap rig proceeds to holders of Prepetition Credit Agreement claims	(45)
Return of cash collateral to SFL for the amended West Linus lease agreement	(7)
Cash transferred from unrestricted cash for the professional fee escrow account funding	2
Change in restricted cash	(50)
(c)Reflects the change in other current assets for the following activities:

(In $ millions)	February 22, 2022 (Predecessor)
Expense of Predecessor Directors & Officers insurance policy	(17)
Expense of the Commitment Premium and other capitalized debt issuance costs	(24)
Recognition of the right-of-use asset associated with the modified West Linus bareboat lease	24
Change in other current assets	(17)
(d)Reflects the change in drilling units for the derecognition of the West Linus of $175 million associated with modification of lease.
(e)Reflects the change in other current liabilities:

(In $ millions)	February 22, 2022 (Predecessor)
Accrued liability due to holders of Prepetition Credit Agreement claims for sold rig proceeds	27
Recognition of lease liability and other accrued liability associated with the amended West Linus lease	25
Change in other current liabilities	52

(f)Liabilities subject to compromise were settled as follows in accordance with the Plan:

(In $ millions)	February 22, 2022 (Predecessor)
Senior under-secured external debt	5,662
Accounts payable and other liabilities	35
Accrued interest on external debt	34
Amounts due to SFL Corporation Ltd under leases for the West Taurus and West Linus	506
Total liabilities subject to compromise	6,237
Attributable to:
Continuing operations	6,119
Discontinued operations	118

Payment of the AOD cash out option	(116)
Issuance of the Second Lien Facility	(717)
Premium associated with the Term Loan Facility	(9)
Debt issuance costs	(30)
Payment of the rig sale proceeds	(45)
Amounts due to Prepetition Credit Agreement claims for sold rig proceeds not yet paid	(27)
Issuance of Shares to holders of Prepetition Credit Agreement claims	(1,244)
Issuance of Shares to the Rights Offering Participants	(187)
Issuance of Shares associated with the Equity Commitment Premium	(64)
Derecognition of West Linus rig and return of cash collateral	(182)
Reversal of the release of certain general unsecured operating accruals	(35)
Pre-tax gain on settlement of liabilities subject to compromise	3,581
(g)Reflects the changes in long-term debt for the following activities:

(In $ millions)	February 22, 2022 (Predecessor)
Issuance of the Term Loan Facility	175
Issuance of the Second Lien Facility	683
Issuance of the Convertible Bond	50
Record the premium on the Term Loan Facility and Second Lien Facility	43
Change in long-term debt	951
(h)Reflects the cancellation of the Predecessor’s common shares, additional paid in capital, and accumulated other comprehensive income.
(i)Reflects the cumulative net impact on retained loss as follows:

(In $ millions)	February 22, 2022 (Predecessor)
Pre-tax gain on settlement of liabilities subject to compromise	3,581
Release of general unsecured operating accruals	35
Payment of success fees recognized on the Effective Date	(28)
Expense of Predecessor Directors & Officers insurance policy	(17)
Impact to net income	3,571
Cancellation of Predecessor common shares and additional paid in capital	3,513
Issuance of Shares to Predecessor equity holders	(4)
Net impact to retained loss	7,080

(j)Reflects the reorganization adjustments made to the Successor additional paid-in capital:

(In $ millions)	February 22, 2022 (Predecessor)
Fair value of Shares issued to holders of Prepetition Credit Agreement claims	1,456
Fair value of Shares issued to Predecessor equity holders	4
Fair value of the conversion option on the Convertible Bond	39
Successor additional paid-in capital	1,499
Fresh Start Adjustments
(k)Reflects the fair value adjustment to other current assets for the following:

(In $ millions)	February 22, 2022 (Predecessor)
Record fair value adjustment for favorable drilling and management service contracts	68
Write-off of current portion of deferred mobilization costs held at amortized cost	(15)
Off-market right-of-use asset adjustment for the West Hercules and West Linus	(22)
Change in other current assets	31
Attributable to:
Continuing operations	20
Discontinued operations	11
(l)Reflects the fair value adjustment to the investments in PES of $14 million and in Sonadrill of $3 million.
(m)Reflects the fair value adjustment to drilling units and the elimination of accumulated depreciation.

(In $ millions)	February 22, 2022 (Predecessor)
Total Fresh start adjustments	279
Attributable to:
Continuing operations	316
Discontinued operations	(37)
(n)Reflects the fair value adjustment to deferred tax assets of $1 million for favorable management contracts.
(o)Reflects the fair value adjustment to equipment and the elimination of accumulated depreciation.
(p)Reflects fair value adjustment to other non-current assets for the following:

(In $ millions)	February 22, 2022 (Predecessor)
Record fair value adjustment for favorable drilling and management service contracts	42
Write-off of non-current portion of historical favorable contracts held at amortized cost	(9)
Write-off of non-current portion of deferred mobilization costs held at amortized cost	(4)
Change in other non-current assets	29
Attributable to:
Continuing operations	26
Discontinued operations	3

(q)Reflects the fair value adjustment to other current liabilities for the following:

(In $ millions)	February 22, 2022 (Predecessor)
Record fair value adjustment for unfavorable drilling contracts	18
Write-off of current portion of historical unfavorable contracts held at amortized cost	(1)
Change in other current liabilities	17
(r)Reflects the fair value adjustment to deferred tax liabilities of $1 million to write-off previously recognized Fresh Start balances.
(s)Reflects the fair value adjustment to other non-current liabilities for the following:

(In $ millions)	February 22, 2022 (Predecessor)
Record fair value adjustment for unfavorable drilling contracts	67
Write-off of non-current portion of historical unfavorable contracts held at amortized cost	(4)
Change in other non-current liabilities	63
(t)Reflects the cumulative impact of the Fresh Start accounting adjustments discussed above.

(In $ millions)	February 22, 2022 (Predecessor)
Total Fresh start adjustments	242
Attributable to:
Continuing operations	266
Discontinued operations	(24)
Note 6 -Segment information
Operating segments
Following the sale of the KSA Business in October 2022, our organizational structure was simplified, consolidating our operations into a single organization. In light of these changes, the information provided to our CODM, the Board of Directors, was adapted to reflect the updated operational structure. As a result, we view our operations and manage our business as one operating segment, using Operating Profit as presented in our Consolidated Statements of Operations .
Geographic data
Revenues
Revenues are attributed to geographical areas based on the country where the revenues are generated. The following presents our revenues and fixed assets by geographic area:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
United States	366	446	146	20
Brazil	343	343	95	19
Angola	335	271	220	43
Norway	188	213	231	78
Canada	—	—	98	—
Others (1)	153	229	53	9
Total operating revenues	1,385	1,502	843	169
(1)Others represent countries each with less than 10% of total revenues earned for any of the periods presented.

Fixed assets – drilling units (1)
Drilling unit fixed assets by geographic area based on location as of the end of the year are as follows:

(In $ millions)	December 31, 2024	December 31, 2023
Brazil	1,427	719
United States	678	959
Norway	420	420
Others (2)	421	760
Total	2,946	2,858
(1)Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues or operating profits generated by such assets during such period.
(2)Others represent countries in which we operate that individually had fixed assets representing less than 10% of total fixed assets for any of the periods presented.
Major customers
During the years ended December 31, 2024, December 31, 2023, period from February 23, 2022 through December 31, 2022 (Successor) and period from January 1, 2022 through February 22, 2022 (Predecessor), we had the following customers with total revenues greater than 10% in any of the periods presented:

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Sonadrill	22%	17%	21%	9%
Petrobras	18%	16%	—%	—%
Var Energi	7%	9%	14%	11%
Equinor	7%	6%	14%	10%
ConocoPhillips	7%	5%	13%	13%
Lundin	—%	—%	1%	12%
Other	39%	47%	37%	45%
	100%	100%	100%	100%
Significant expenses
The significant expense category regularly provided to our CODM to manage operations is Total Operating Expenses, which is presented in the Consolidated Statements of Operations.
Note 7 – Revenue from contracts with customers
The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers:

(In $ millions)	December 31, 2024	December 31, 2023
Accounts receivable, net	193	222
Current contract liabilities (classified within other current liabilities)	(63)	(31)
Non-current contract liabilities (classified within other non-current liabilities)	(48)	(33)
Changes to contract liabilities balances during the year ended December 31, 2024 were as follows:

(In $ millions)	Contract Liabilities
Net contract liability at January 1, 2024	(64)
Amortization of revenue that was included in the beginning contract liability balance	29
Additional contract liabilities recognized, excluding amounts recognized as revenue	(76)
Net contract liability at December 31, 2024	(111)

Changes to contract liabilities balances during the year ended December 31, 2023 were as follows:

(In $ millions)	Contract Liabilities
Net contract liability at January 1, 2023	(61)
Aquadrill Acquisition	(1)
Amortization of revenue that was included in the beginning contract liability balance	19
Additional contract liabilities recognized, excluding amounts recognized as revenue	(21)
Net contract liability at December 31, 2023	(64)
The deferred revenue consists primarily of mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations.

Note 8 – Other revenues
Other revenues consist of the following:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Inventory sales (i)	—	—	9	—
Other (ii)	5	12	6	1
Total other revenues	5	12	15	1
i. Inventory sales
Sales of spare parts inventory from the West Tucana, West Castor and West Telesto to Gulf Drilling International.
ii. Other
On July 1, 2022, Seadrill novated its drilling contract for the West Gemini in Angola to the Sonadrill joint venture and leased the West Gemini to Sonadrill for the duration of that contract and the follow-on contract, entered into directly by Sonadrill, at a nominal charter rate, based on a commitment made under the terms of the joint venture agreement. At the commencement of the lease, we recorded a liability representing the fair value of the lease commitment which we amortize as other revenue, on a straight-line basis, over the lease term. This lease is considered to form part of Seadrill’s investment in the joint venture, Sonadrill. Accordingly, we recorded a $21 million increase to our investment in Sonadrill at the commencement of the West Gemini lease to Sonadrill on July 1, 2022.
In May 2024, the West Gemini bareboat lease was amended retroactively to January 1, 2024 to reflect the fair market value of the rig lease, resulting in the derecognition of the lease commitment liability and cessation of amortization.
Note 9 – Other operating items
Other operating items consist of the following:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Gain on disposals (i)	234	14	1	2
Other operating income (ii)	16	—	—	—
Total other operating items	250	14	1	2
i. Gain on disposals
The gain on disposals of $234 million for the year ended December 31, 2024 relates to the disposal of the West Castor, West Telesto and West Tucana jackup rigs, along with our 50% equity interest in the Gulfdrill joint venture during the second quarter of 2024, and the disposal of the West Prospero during the fourth quarter of 2024, compared to the gain on disposal during the year ended December 31, 2023 comprised of sales of capital spares relating to jackup rigs and to the West Hercules, and spare parts on previously recycled rigs.
The gain on disposals during the 2022 Successor period relates to the sale of sundry assets of the West Tucana and West Carina, the sale of capital spares on the West Hercules and the sale of parts on the West Navigator. The gain on disposal during the 2022 Predecessor period relates to the sale of the West Venture.

ii. Other operating income
The $16 million gain in 2024 relates to the recovery of historical imports duties in the form of tax credits following the approval by the applicable tax authorities.

Note 10 – Interest expense
Interest expense consists of the following:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Interest on debt facilities (a)	(54)	(54)	(95)	—
Interest on SFL leases (b)	—	—	—	(7)
Other	(7)	(5)	(3)	—
Interest expense	(61)	(59)	(98)	(7)
(a) Interest on debt facilities
Interest on our debt facilities is summarized below. Please refer to Note 19 – "Debt" for more information on these debt facilities.

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

$575 million secured bond	(48)	(21)	—	—
First lien senior secured	—	(12)	(14)	—
Second lien senior secured	—	(16)	(78)	—
Unsecured senior convertible bond	(6)	(5)	(3)	—
Interest on debt facilities	(54)	(54)	(95)	—
(b) Interest on SFL leases
Interest on SFL leases reflects the cost incurred on capital lease agreements between Seadrill and SFL for the West Taurus, West Linus and West Hercules. During the reorganization, the West Taurus lease was rejected and the West Linus and West Hercules were modified to operating leases, resulting in no further expense being recorded through this line item for the Successor.
For information on our debt facilities please refer to Note 19 – "Debt".

Note 11 – Taxation
 Income taxes consist of the following:

	Successor			Predecessor
(In $ millions, except percentages)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Current tax (benefit)/expense:
Bermuda	—	—	—	—
Foreign	(95)	30	15	3
Deferred tax benefit:
Bermuda	—	—	—	—
Foreign	(18)	(13)	(5)	(1)
Total income tax (benefit)/expense	(113)	17	10	2
Effective tax rate	(33.9)%	5.4%	16.0%	—%
The effective tax rate for the years ended December 31, 2024, December 31, 2023, the period from February 23, 2022 through December 31, 2022 (Successor), and the period from January 1, 2022 through February 22, 2022 (Predecessor), was (33.9)%, 5.4%, 16.0% and 0% respectively.
The income taxes for the years ended December 31, 2024 and December 31, 2023, the period from February 23, 2022 through December 31, 2022 (Successor) and the period from January 1, 2022 through February 22, 2022 (Predecessor), differed from the amount computed by applying the Bermuda statutory income tax rate of 0% as follows:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Effect of change on unrecognized tax benefits	(115)	4	(5)	—
Effect of unremitted earnings of subsidiaries	1	1	1	(1)
Effect of taxable income in various countries	1	12	14	3
Total tax (benefit)/expense	(113)	17	10	2
Deferred income taxes
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The net deferred tax assets are comprised of the following:
Deferred tax assets:

(In $ millions)	December 31, 2024	December 31, 2023
Net operating losses carried forward	1,025	1,097
Property, plant and equipment	245	210
Provisions	29	37
Intangibles	3	5
Pensions and stock options	5	3
Other	13	11
Gross deferred tax assets	1,320	1,363
Valuation allowance	(1,257)	(1,317)
Deferred tax assets, net of valuation allowance	63	46

Deferred tax liabilities:

(In $ millions)	December 31, 2024	December 31, 2023
Unremitted earnings of subsidiaries	11	9
Gross deferred tax liabilities	11	9
Net deferred tax assets	52	37
In December 2023, the legislation implementing a corporate income tax in Bermuda received governor's assent. The Bermuda income tax is effective beginning on January 1, 2025 with a statutory income tax rate of 15%. The new law allows corporations to carry forward tax losses incurred in the five fiscal years preceding the effective date and allows for an increase in the tax basis of assets and liabilities.
As of December 31, 2024, deferred tax assets related to net operating loss ("NOL") carryforward was $1,025 million (December 31, 2023: $1,097 million), which can be used to offset future taxable income. NOL carryforwards which were generated in various jurisdictions, include $627 million (December 31, 2023: $675 million) that will not expire and $398 million (December 31, 2023: $422 million) that will expire between 2025 and 2044 if not utilized.
We establish a valuation allowance for deferred tax assets when it is more likely than not that the benefit from the deferred tax asset will not be realized. The amount of deferred tax assets considered realizable could increase or decrease in the near term if our estimates of future taxable income change. Our valuation allowance consists primarily of $968 million on NOL carryforwards as of December 31, 2024 (December 31, 2023: $1,051 million).
Uncertain tax positions
As of December 31, 2024, we had a total amount of unrecognized tax benefits of $42 million excluding interest and penalties. The changes related to unrecognized tax benefits were as follows:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Balance at the beginning of the period	150	82	84	83
Increases as a result of acquisition of Aquadrill	—	71	—	—
Increases as a result of positions taken in prior periods	—	5	1	1
Increases as a result of positions taken during the current period	—	1	—	—
Decreases as a result of positions taken in prior periods	(3)	(8)	—	—
Decreases due to settlements	(105)	—	(1)	—
Decreases as a result of a lapse of the applicable statute of limitations	—	(1)	(2)	—
Balance at the end of the period	42	150	82	84
The uncertain tax positions are included in "Other non-current liabilities" on our Consolidated Balance Sheets and are comprised as follows:

(In $ millions)	December 31, 2024	December 31, 2023
Gross unrecognized tax benefits excluding interest and penalties	42	150
Aquadrill interest and penalties acquired	—	11
Interest and penalties	28	27
Offset against deferred tax assets	(15)	(18)
Total unrecognized tax benefits included as "Other non-current liabilities"	55	170
The decrease in the gross unrecognized tax benefits excluding interest and penalties compared to December 31, 2023 was primarily attributable to settlements with the Nigerian tax authorities during the year ended December 31, 2024. We have no open tax years in Nigeria.
Accrued interest and penalties totaled $28 million at December 31, 2024 (December 31, 2023: $38 million) and are included in "Other non-current liabilities" on our Consolidated Balance Sheets. We recognized a benefit of $10 million and expense of $6 million during the years ended December 31, 2024 and December 31, 2023, respectively, related to interest and penalties for unrecognized tax benefits on the income tax benefit/(expense) line in the Consolidated Statement of Operations.
As of December 31, 2024, $55 million (December 31, 2023: $170 million) of our unrecognized tax benefits, including penalties and interest, would have a favorable impact on the Company’s effective tax rate if recognized.

Tax returns and open years
We are subject to taxation in various jurisdictions. Tax authorities in certain jurisdictions examine our tax returns and some have issued assessments. We are defending our tax positions in those jurisdictions.
The Brazilian tax authorities have issued a series of assessments with respect to our returns for certain years up to 2017 for an aggregate amount equivalent to $134 million including interest and penalties. The assessment for the 2009 and 2010 years is being litigated through the Brazilian courts. Please refer to Note 27 - "Commitments and contingencies" for further details.
The Mexican tax authorities have issued a series of assessments with respect to our returns for certain years up to 2014 for an aggregate amount equivalent to $93 million. We are robustly contesting these assessments including filing relevant appeals.
An adverse outcome on these proposed assessments could result in a material adverse impact on our Consolidated Balance Sheets, Statements of Operations and Cash Flows.
The following table summarizes the earliest tax years that remain subject to examination by major taxable jurisdictions in which we operate.

Jurisdiction	Earliest open year
Brazil	2009
Norway	2016
Switzerland	2020
United States	2021
Other
On December 20, 2021, the Organization for Economic Co-operation and Development released Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%, which was effective for the Company as of January 1, 2024. For the year ended December 31, 2024, Pillar Two did not have a material impact on the Company.

Note 12 – Earnings/(loss) per share
The computation of basic earnings per share ("EPS")/loss per share ("LPS") is based on the weighted average number of Shares outstanding during the period. Diluted EPS/LPS includes the effect of the assumed conversion of potentially dilutive instruments related to the effect of the convertible note and share based compensation. Refer to Note 19 – "Debt", for details.
The components of the numerator for the calculation of basic and diluted EPS/LPS are as follows:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Net income/(loss) from continuing operations	446	300	(73)	3,739
Income/(loss) after tax from discontinued operations	—	—	274	(33)
Net income available to stockholders	446	300	201	3,706
Effect of dilution - interest on unsecured senior convertible bond (Note 10)	6	5	3	—
Diluted net income available to stockholders	452	305	204	3,706

The components of the denominator for the calculation of basic and diluted EPS/LPS are as follows:

	Successor			Predecessor
(In millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Basic earnings per share:
Weighted average number of common shares outstanding(1)	68	71	50	100
Diluted earnings per share:
Effect of dilution	3	3	3	—
Weighted average number of common shares outstanding adjusted for the effects of dilution	71	74	53	100
(1) Weighted average number of common shares outstanding in the years ended December 31, 2024 and December 31, 2023, excludes shares repurchased during the period. Please refer to Note 22 – "Common Shares" for details on Shares repurchased.
The basic and diluted EPS/LPS are as follows:

	Successor			Predecessor
	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Basic EPS/(LPS): continuing operations ($)	6.56	4.23	(1.46)	37.25
Diluted EPS/(LPS): continuing operations ($)	6.37	4.12	(1.46)	37.25
Basic EPS ($)	6.56	4.23	4.02	36.92
Diluted EPS ($)	6.37	4.12	3.88	36.92

Note 13 – Restricted cash
Restricted cash consists of the following:

(In $ millions)	December 31, 2024	December 31, 2023
Cash held in escrow	23	23
Other	4	8
Total restricted cash	27	31
Restricted cash is presented in our Consolidated Balance Sheets as follows:

(In $ millions)	December 31, 2024	December 31, 2023
Current restricted cash	27	31

Note 14 – Other current and non-current assets
Other current assets
As of December 31, 2024 and December 31, 2023, other current assets included the following:

(In $ millions)	December 31, 2024	December 31, 2023
Taxes receivable	55	67
Prepaid expenses	57	54
Deferred contract costs (1)	83	41
Pre-funding of MSA manager arrangements	13	23
Other	22	14
Total other current assets	230	199
Other non-current assets
As of December 31, 2024 and December 31, 2023, other non-current assets included the following:

(In $ millions)	December 31, 2024	December 31, 2023
Deferred contract costs (1)	94	44
Taxes receivable	25	8
Right-of-use asset	11	4
Deferred software costs	16	—
Total other non-current assets	146	56
(1) During the years ended December 31, 2024 and December 31, 2023, period from February 23, 2022 to December 31, 2022 (Successor) and period from January 1, 2022 to February 22, 2022 (Predecessor), amortization of deferred contract costs amounted to $43 million, $43 million, $19 million and $2 million, respectively. The amortization was recorded in the Consolidated Statements of Operations as "Vessel and rig operating expenses".
Favorable drilling contracts and management services contracts
The following tables summarize the movement in favorable drilling contracts and management services contracts for the year ended December 31, 2024 and December 31, 2023:

(In $ millions)	Net carrying amount
As of January 1, 2023	42
PES disposal	(13)
Aquadrill acquisition	7
Amortization	(35)
As of December 31, 2023	1
Amortization	(1)
As of December 31, 2024	—
Upon emergence from Chapter 11 proceedings and the application of Fresh Start accounting in 2022, and in connection with the acquisition of Aquadrill in 2023, favorable drilling contract and management service contract intangible assets were recognized. The favorable drilling contracts and management services contracts were fully amortized in 2024. The amortization was recorded in the Consolidated Statements of Operations as "Depreciation and amortization". For further information refer to Note 29 – "Business combinations" and Note 5 – "Fresh Start Accounting" respectively.
Note 15 – Investment in associated companies
We had the following investments in associated companies as of December 31, 2024 and December 31, 2023:

Ownership percentage	December 31, 2024	December 31, 2023
Sonadrill (i)	50%	50%
Gulfdrill (ii)	—%	50%
We account for our investments in associates under the equity method. For transactions with related parties refer to Note 24 – "Related party transactions".

i. Sonadrill
Sonadrill is a joint venture that presently operates three drillships focusing on opportunities in Angolan waters. Seadrill owns a 50% stake in Sonadrill, with the remaining 50% interest owned by Sonangol EP ("Sonangol"). Both companies initially committed to charter two units each into the joint venture. As of December 31, 2024, Sonadrill leased three drillships, including the Libongos and Quenguela from Sonangol, and the West Gemini from Seadrill. Seadrill manages all three units for the joint venture.
The Libongos has been operating within the joint venture since 2019, and the Quenguela commenced operations on its maiden contract in March 2022. On July 1, 2022, Seadrill novated its drilling contract for the West Gemini in Angola to the Sonadrill joint venture and leased the West Gemini to Sonadrill for the duration of that contract and the follow-on contract. The West Gemini was leased to Sonadrill at a nominal charter rate based on a commitment made under the terms of the joint venture agreement. In May 2024, the charter rate was amended retroactively to January 1, 2024 to reflect the fair market value of the rig.
Seadrill's investment in the Sonadrill joint venture includes initial equity capital and certain other contingent commitments, including the commitment to charter up to two drillships to the joint venture at a nominal charter rate, contingent on Sonadrill obtaining drilling contracts for the units. The lease of the West Gemini to Sonadrill for the duration of the contracts for a nominal charter rate is considered part of Seadrill’s investment in the joint venture. As such, the company recorded a liability equal to the fair value of the lease at the commencement of the West Gemini lease to Sonadrill, with the offsetting entry being a basis difference against the investment in Sonadrill. In May 2024, the Company derecognized the liability when the charter rate was amended retroactively stated to January 1, 2024 to reflect the fair market value of the rig lease.
The remaining committed Seadrill rig will be leased to the joint venture once Sonadrill secures a drilling contract.
ii. Gulfdrill
Seadrill owned a 50% stake in Gulfdrill, a joint venture that operates jackup rigs in Qatar. On May 16, 2024, Seadrill entered into a definitive agreement to sell three jackup rigs, the West Castor, West Telesto, and West Tucana, and its 50% equity interest in the joint venture that operated these rigs offshore Qatar, to Seadrill's joint venture partner, Gulf Drilling International, for cash proceeds of $338 million. The closing of the sale occurred in June 2024, and a gain of $203 million, net of transaction costs, was recognized in the second quarter of 2024 associated with the disposal of these assets.

Share in results from associated companies
Our share in results of our associated companies were as follows:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Sonadrill	(9)	31	2	1
Gulfdrill	—	6	4	—
PES (i)	—	—	(8)	(3)
Total share in results from associated companies (net of tax)	(9)	37	(2)	(2)
i. Paratus Energy Services Ltd ("PES")
PES, formerly known as Seadrill New Finance Limited or "NSNCo", holds investments in SeaMex (100%), Seabras Sapura (50%), and Archer (15.7%). As part of Seadrill's comprehensive restructuring process, we disposed of 65% of our equity interest in PES in January 2022, reducing our shareholding to 35%. As a result, the carrying value of PES's net assets were deconsolidated from Seadrill's Consolidated Balance Sheet and were replaced with an equity method investment representing the fair value of the retained 35% interest. This resulted in a loss of $112 million that was reported through reorganization items, as set out in Note 4 – "Chapter 11".
On September 30, 2022, Seadrill entered into share purchase agreements with certain other existing shareholders of PES to dispose of the remaining 35% shareholding in PES. The sale closed on February 24, 2023 for total consideration of $44 million. As the total consideration received approximated the book value disposed, a minor gain was recognized in the Consolidated Statement of Operations. In connection with the sale, on March 14, 2023, we provided each of PES and SeaMex Holdings Ltd ("SeaMex Holdings") with a termination notice regarding (i) the Master Services Agreement by and between PES and Seadrill Management Ltd, dated January 20, 2022 (the "Paratus MSA"), and (ii) the Master Services Agreement by and among SeaMex Holdings, certain operating companies party thereto and SML, dated January 20, 2022 (the "SeaMex MSA"), respectively. The Paratus MSA terminated on November 30, 2023; and the SeaMex MSA terminated on November 17, 2023. The termination of the Paratus MSA and SeaMex MSA did not have a material effect on the Company's financial results.
For further information on Seadrill's comprehensive restructuring, including the disposal of the 65% interest in Paratus Energy Services Ltd, please refer to Note 4 – "Chapter 11".

Summary of Consolidated Statements of Operations for our investments in associated companies
The results of Sonadrill and our share in those results is summarized below:

Sonadrill	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Operating revenues	380	357	200	14
Net operating income	19	101	21	2
Net income	(8)	79	10	2

Seadrill ownership percentage	50%	50%	50%	50%
Share in results from Sonadrill (net of tax)	(4)	39	5	1
Basis difference amortization	(5)	(8)	(3)	—
Net share in results from Sonadrill	(9)	31	2	1
The results of Gulfdrill and our share in those results is summarized below:

Gulfdrill	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Operating revenues	51	199	167	28
Net operating income/(loss)	2	16	14	2
Net income	—	12	9	1

Seadrill ownership percentage	50%	50%	50%	50%
Share in results from Gulfdrill (net of tax)	—	6	4	—
Book value of our investments in associated companies
The book values of our investments in our associated companies as of December 31, 2024 and December 31, 2023 were as follows:

(In $ millions)	December 31, 2024	December 31, 2023
Sonadrill	68	80
Gulfdrill	—	10
Total	68	90
Summarized balance sheets for our investments in associated companies
The summarized balance sheets of the Sonadrill companies and our share of recorded equity in those companies was as follows:

(In $ millions)	December 31, 2024	December 31, 2023
Current assets	160	169
Non-current assets	—	—
Current liabilities	(24)	(25)
Non-current liabilities	—	—
Net assets	136	144
Seadrill ownership percentage	50%	50%
Book value of Seadrill investment	68	72
Basis difference net of amortization (i)	—	8
Net book value of Seadrill investment	68	80
(i) On July 1, 2022, Seadrill recorded a liability of $21 million reflecting the fair value of the lease of the West Gemini to the Sonadrill joint venture at a nominal charter rate, with the offsetting entry being a basis difference in the joint venture. This basis difference was amortized over the lease term. The Company derecognized the unamortized portion and ceased the amortization of the basis difference in May 2024 following the amendment of charter rate retroactively stated to January 1, 2024 to reflect the fair market value of the rig lease.
The summarized balance sheet of the Gulfdrill companies and our share of recorded equity in those companies, which we divested in the second quarter of 2024, was as follows:

(In $ millions)	December 31, 2023
Current assets	118
Non-current assets	114
Current liabilities	(78)
Non-current liabilities	(134)
Net assets	20
Seadrill ownership percentage	50%
Book value of Seadrill investment	10
Note 16 – Drilling units
The following table summarizes the movement for the year ended December 31, 2024:

(In $ millions)	Cost	Accumulated depreciation	Net book value
As of January 1, 2024	3,133	(275)	2,858
Additions	418	—	418
Depreciation	—	(193)	(193)
Disposals (1)	(175)	38	(137)
As of December 31, 2024	3,376	(430)	2,946
(1) Relates to the disposal of the West Castor, West Tucana, West Telesto and West Prospero.
The following table summarizes the movement for the year ended December 31, 2023:

(In $ millions)	Cost	Accumulated depreciation	Net book value
As of January 1, 2023	1,761	(93)	1,668
Aquadrill acquisition	1,252	—	1,252
Additions	206	—	206
Depreciation	—	(183)	(183)
Disposals (1)	(86)	1	(85)
As of December 31, 2023	3,133	(275)	2,858
(1) Primarily relates to the disposal of the tender-assist units acquired under the Aquadrill acquisition.

Note 17 – Equipment
Equipment consists of office equipment, software, furniture and fittings. The following table summarizes the movement for the year ended December 31, 2024:

(In $ millions)	Cost	Accumulated depreciation	Net book value
As of January 1, 2024	17	(7)	10
Depreciation	—	(5)	(5)
As of December 31, 2024	17	(12)	5
The following table summarizes the movement for the year ended December 31, 2023:

(In $ millions)	Cost	Accumulated depreciation	Net book value
As of January 1, 2023	13	(3)	10
Additions	3	—	3
Aquadrill acquisition	1	—	1
Depreciation	—	(4)	(4)
As of December 31, 2023	17	(7)	10

Note 18 – Disposal of Assets
On May 15, 2024, Seadrill entered into a definitive agreement to sell three jackup rigs, the West Castor, West Telesto, and West Tucana, and its 50% equity interest in the joint venture that operated these rigs offshore Qatar, to Seadrill's joint venture partner, Gulf Drilling International, for cash proceeds of $338 million. The closing of the sale occurred in June 2024, and a gain of $203 million, net of transaction costs, was recognized in the second quarter of 2024 associated with the disposal of these assets.
On November 23, 2024, Seadrill executed a Sale and Purchase Agreement with Petrovietnam Drilling & Well Service Corporation to divest the West Prospero for cash proceeds of $45 million. The closing of the sale occurred in December 2024, and a gain of $31 million, net of transaction costs, was recognized in the fourth quarter of 2024 associated with the disposal of the jackup rig.
Note 19 – Debt
The table below sets our debt agreements as of December 31, 2024 and December 31, 2023:

(In $ millions)	December 31, 2024	December 31, 2023
Secured debt:
$575 million secured bond	575	575
Total secured debt	575	575
Unsecured bond:
Unsecured senior convertible bond	50	50
Total unsecured bond	50	50
Total principal debt	625	625
Debt premium and exit fees:
Premium on bond issuance	1	1
Total debt premium and exit fees	1	1
Less: bond issuance costs	(16)	(18)
Total debt	610	608
$575 million secured bond
In July 2023, Seadrill issued $500 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 in an offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. Subsequently, in August 2023, Seadrill issued an additional $75 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 (the “Incremental Notes”), maturing on August 1, 2030 (together the "Notes"). The Incremental Notes were issued at 100.75% of par.
The net proceeds from the issuance of the Notes were used to: (i) prepay in full the outstanding amounts under our then-existing secured debt facilities and (ii) pay fees associated with exiting such secured debt facilities. A total of $187 million was paid to satisfy the First Lien Facility, including principal, interest, and exit fees, along with an additional make-whole payment of $10 million. The Second Lien Facility was completely repaid with a total payment of $123 million, which covered principal, interest, and exit fees.

Revolving credit facility
On July 27, 2023, Seadrill Limited, along with its subsidiary, Seadrill Finance Limited (“Seadrill Finance”), established a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"). The commitments under the Revolving Credit Facility, which carries a five-year term, became available for drawdown on July 27, 2023. The Revolving Credit Facility permits borrowings of up to $225 million in revolving credit for working capital and other corporate purposes and includes an “accordion feature” allowing Seadrill to increase this limit by up to an additional $100 million, subject to agreement from the lenders. It also includes a provision for issuing letters of credit up to $50 million. The Revolving Credit Facility incurs interest at a rate equal to a specified margin plus SOFR. This facility has not been drawn to date. In addition, Seadrill is required to pay a quarterly commitment fee on any unused portion of the Revolving Credit Facility.
Unsecured senior convertible bond
The $50 million unsecured senior convertible bond, issued on emergence from Chapter 11, has a maturity of August 2028 and bears interest, payable quarterly in cash, at the Term SOFR (as defined in the Note Purchase Agreement dated as of February 22, 2022, as amended (the "Note Purchase Agreement")), plus 6% on the aggregate principal amount of $50 million. The bond is convertible (in full and not in part) into Shares at a conversion rate of 52.6316 Shares per $1,000 principal amount of the bond, subject to certain adjustments set forth in the Note Purchase Agreement relating to the convertible bond. If not converted, a bullet repayment will become due on the maturity date.
Note 20 – Other current and non-current liabilities
Other current liabilities
As of December 31, 2024 and December 31, 2023, other current liabilities included the following:

(In $ millions)	December 31, 2024	December 31, 2023
Accrued expenses	163	117
Employee withheld taxes, social security and vacation payments	64	54
Taxes payable	20	33
Contract liabilities (1)	63	31
Unfavorable drilling contracts	19	30
Accrued interest expense	21	21
Other liabilities	33	50
Total other current liabilities	383	336
(1) Contract liabilities include $7 million deferred revenue associated with our related party Sonadrill.
Other non-current liabilities
As of December 31, 2024 and December 31, 2023, other non-current liabilities included the following:

(In $ millions)	December 31, 2024	December 31, 2023
Uncertain tax positions	55	170
Contract liabilities	48	33
Unfavorable drilling contracts	3	22
Lease liabilities	8	2
Other liabilities	2	2
Total other non-current liabilities	116	229

Unfavorable drilling contracts and management services contracts
The following tables summarize the movement in unfavorable drilling contracts and management services contracts for the year ended December 31, 2024, and December 31, 2023:

(In $ millions)	Net carrying amount
As of January 1, 2023	70
Aquadrill acquisition	49
Amortization	(67)
As of December 31, 2023	52
Amortization	(30)
As of December 31, 2024	22
Upon emergence from Chapter 11 proceedings and the application of Fresh Start accounting in 2022, and in connection with the acquisition of Aquadrill in 2023, unfavorable drilling contract and management service contract intangible liabilities were recognized. The amortization is recognized in the Consolidated Statements of Operations as "Depreciation and amortization". The weighted average remaining amortization period for unfavorable contracts is 13 months.
The table below shows the amortization related to unfavorable contracts to be recognized over the following periods:

	Year ended December 31,
(In $ millions)	2025	2026	Total
Amortization of unfavorable contracts	19	3	22
Note 21 – Leases
Lease arrangements
We have operating leases relating to our premises, for which we are the lessee. The most significant leases are for offices in Houston, Liverpool, Stavanger, and Rio de Janeiro.
We also leased three benign environment jackup rigs, namely the West Castor, West Telesto, and West Tucana, to Gulfdrill, a joint venture, for a contract with Gulf Drilling International in Qatar. In June 2024, the Company sold these rigs, along with our 50% equity interest in the Gulfdrill joint venture.
On July 1, 2022, we commenced a lease for our benign environment floater, West Gemini, to our Sonadrill joint venture at a nominal charter rate. In May 2024, the charter rate was amended retroactively to January 1, 2024 to reflect the fair market value of the rig.
Undiscounted cashflows of operating leases
For operating leases where we are the lessee, our future undiscounted cash flows as of December 31, 2024, were as follows:

(In $ millions)	December 31, 2024
2025	4
2026	3
2027	2
2028	2
2029 and thereafter	1
Total	12

Reconciliation between undiscounted cashflows and operating lease liability
The following table gives a reconciliation between the undiscounted cash flows and the related operating lease liability recognized in our Consolidated Balance Sheet as of December 31, 2024:

(In $ millions)	December 31, 2024	December 31, 2023
Total undiscounted cash flows	12	6
Less discount	(1)	(2)
Operating lease liability	11	4
Of which:
Current	3	2
Non-current	8	2
Total	11	4
Other supplementary information
The following table gives supplementary information regarding our lease accounting at December 31, 2024:

	Successor			Predecessor
(In $ million)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Operating lease cost:
Operating lease cost	3	4	36	4
Short-term lease cost	—	—	3	1
Total lease cost	3	4	39	5

Other information:
Cash paid for lease liabilities- operating cash flows	3	4	39	5
ROU assets obtained in exchange for lease liabilities	—	—	—	24
Weighted-average remaining lease term in months	50	47	52	22
Weighted-average discount rate	6%	10%	10%	9%
Undiscounted cashflows under lessor arrangement
For our operating lease where we are the lessor, which represents charter revenue from the West Gemini, our estimated future undiscounted cashflows as of December 31, 2024, was as follows:

(In $ millions)	Year ended December 31,
2025	14
2026	—
2027	—
Total	14
Refer to Note 24 – "Related party transactions" for details of the revenues recorded related to the West Gemini.

Note 22 – Common shares
Share capital as of December 31, 2024 and December 31, 2023 was as follows:

	Issued and fully paid share capital
	Shares	Par value each	$ thousands
As of January 1, 2023	49,999,998	$0.01	500
Shares issued to Aquadrill unitholders and equity award holders	29,866,543	$0.01	299
Shares repurchased and cancelled	(5,817,579)	$0.01	(58)
As of December 31, 2023 (1)	74,048,962	$0.01	741
Shares repurchased and cancelled	(11,966,515)	$0.01	(120)
Vesting of restricted stock units	71,975	$0.01	1
As of December 31, 2024	62,154,422	$0.01	622
(1) As of December 31, 2023 there were 74,048,962 total common shares issued, which included 343,619 common shares repurchased, pending cancellation. These shares are considered retired for accounting purposes.
Common share transactions for periods presented
Share issued to Aquadrill unitholders and equity award holders
In connection with the Aquadrill acquisition, Seadrill issued approximately 29.9 million shares to Aquadrill unitholders and equity award holders, representing approximately 37% of the post-Merger issued and outstanding Shares. Please refer to Note 29 – "Business combinations" for further details.
Shares repurchased and cancelled
On August 14, 2023, the Board of Directors authorized a share repurchase program, which was announced on August 15, 2023, under which the Company repurchased $250 million of its outstanding common shares. The Company completed this share repurchase program on December 5, 2023, with a weighted average share price of $42.97, and cancelled the associated 5,817,579 treasury shares on December 20, 2023.
On November 27, 2023, the Board of Directors authorized, and the Company announced, an increase in the Company’s aggregate share repurchase authorization, allowing the Company to repurchase an additional $250 million of its outstanding common shares, taking the aggregate authorization to $500 million. On June 25, 2024, the Company announced it had completed the additional $250 million of repurchases, with a weighted average share price of $47.61, with the cancellation of 5,250,707 treasury shares acquired under the program on June 28, 2024. An additional 1,556 treasury shares were also cancelled on this date, which in aggregate, constituted fractional shares not permitted to be distributed in connection with past share issuances.
During the second quarter of 2024, the Company's Board of Directors authorized a new $500 million share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023.
Under the new $500 million share repurchase program initiated during the second quarter of 2024, the Company repurchased an aggregate of 6,714,252 Shares, with a weighted average share price of $43.52, amounting to $292 million. On September 30, 2024 and December 16, 2024, the Company cancelled 4,213,349 and 2,500,903 treasury shares, respectively, repurchased under this program.
In aggregate, during the year ended December 31, 2024, the Company repurchased approximately 11.6 million common shares amounting to $527 million with a weighted average share price of $45.31, compared to 6.2 million common shares amounting to $266 million with a weighted average share price of $43.12, during the year ended December 31, 2023.
Vesting of restricted stock units
During the year ended December 31, 2024, 71,975 common shares were issued relating to the vesting of restricted units under the Company's share based compensation plan (December 31, 2023: nil).
Refer to Note 23 – "Share based compensation" for further details.
Note 23 – Share based compensation
On August 6, 2022, the Board of Directors adopted the Seadrill Limited 2022 Management Incentive Plan, which was amended and restated on September 25, 2023 and approved by the shareholders at Seadrill's annual general meeting held on November 17, 2023 (the "Management Incentive Plan") and reserved 2,910,053 common shares of the Company for issuance thereunder. As of the date of this filing, 2,783,814 Shares remain available for issuance with respect to awards that have been or may be granted from time to time under the Management Incentive Plan.
In accordance with the Chapter 11 Plan, the number of Shares reserved constituted 5.5% of the Company's share capital on a fully diluted and fully distributed basis on the date the Management Incentive Plan was adopted. During the year ended December 31, 2022, members of management were granted 125,553 time-based restricted stock units ("MIP 2022 RSUs") and 292,955 performance-based restricted stock units ("MIP 2022 PSUs"), and during the year ended December 31, 2023, the Company granted an additional 6,412 MIP 2022 RSUs and 14,960 MIP 2022 PSUs.

On February 1, 2023, the Company granted 65,492 restricted stock units ("LTIP 2023 RSUs") and 58,481 performance stock units ("LTIP 2023 PSUs") with similar terms to the 2022 grants. On September 25, 2023, under the same Management Incentive Plan, the Company granted 125,841 time-based restricted stock units ("MIP 2023 TRSUs") and 293,629 performance-based restricted stock units ("MIP 2023 PRSUs") to employees, 60% of which are subject to the achievement of a total shareholder return ("TSR") market condition and 40% of which are subject to the achievement of a performance condition based on free cash flow metrics ("FCF").The time-based restricted stock units vest in three equal installments over a period of three years. The performance-based restricted stock units cliff vest over an explicit service period of two to three years.
These awards were to be settled only in cash until November 17, 2023 (the "Modification Date"), when a shareholder approval of the Management Incentive Plan was obtained. From and after the Modification Date, these awards may be settled in cash or common shares of the Company at the election of the Joint Nomination and Remuneration Committee (the "Committee").
Since the liability-classified awards were modified to equity-classified awards without changing any other terms of the awards, the fair value of the units at the Modification Date became the measurement basis from that point forward. For the MIP 2022 RSU, LTIP 2023 RSU, MIP 2023 TRSU and MIP 2023 PRSU – FCF, the Company used the market price of the underlying share listed on the NYSE on the Modification Date of $41.83. For the MIP 2022 PSU, LTIP 2023 PSU and MIP 2023 PRSU – TSR, the Modification Date fair values were $32.48, $16.96 and $51.24 respectively.
On April 17, 2024, the Company granted 22,283 time-based restricted stock units ("Board LTIP 2024 TRSUs") to the Board of Directors, vesting over a period of one year. The Company also granted 176,340 time-based restricted stock units ("LTIP 2024 TRSUs") and 220,454 performance-based restricted stock units ("LTIP 2024 PRSUs") to employees, 60% of which are subject to the achievement of a total shareholder return ("TSR") market condition and 40% of which are subject to the achievement of a performance condition based on free cash flow metrics ("FCF"). The time-based restricted stock units vest in three equal installments over a period of three years, and the performance-based restricted stock units cliff vest over an explicit service period of three years. For the Board LTIP 2024 TRSU, LTIP 2024 TRSU and LTIP 2024 PRSU – FCF, the grant date fair value was $49.81. For the LTIP 2024 PRSU - TSR, the grant date fair value was $63.18.
The fair value of performance-based restricted stock units subject to the achievement of a total shareholder return is estimated using a Monte Carlo simulation to model future share prices of the Company and a peer group of companies. The volatility assumption is based on historical experience, and the risk-free interest rate is based on a U.S. Constant Maturity Yield Curve, with a maturity similar to the remaining term of the restricted stock units. The assumptions for volatility, dividend yield and risk-free interest rate are presented in the table below:

	Expected volatility	Expected dividend yield	Risk-free interest rate
Period from February 23, 2022 through December 2022
MIP 2022 PSU	45.0%	—%	4.9%
Year ended December 31, 2023
LTIP 2023 PSU	45.0%	—%	4.8%
MIP 2023 PRSU - TSR	45.0%	—%	4.8%
Year ended December 31, 2024
LTIP 2024 PRSU - TSR	45.0%	—%	4.8%
A summary of the time-based restricted stock units and performance-based restricted stock units granted and vested, is presented below:

	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 2022
Awards subject to service or external market conditions
Weighted-average grant date/modification date fair value (per share)	55.15	38.74	—
Total fair value of share awards vested during the period (in millions) (1)	4	2	—
Awards subject to internal performance conditions
Weighted-average grant date/modification date fair value (per share)	49.81	41.83	—
Total fair value of share awards vested during the period (in millions)	—	—	—
(1) During 2023, 43,988 awards vested prior to the Modification Date and were cash-settled at the settlement date fair value.

The following table summarizes time-based share awards activity for the year ended December 31, 2024:

	Awards subject to service or external market conditions			Awards subject to internal performance conditions
	Shares	Weighted average grant date fair value (in $)	Weighted average remaining contractual term (in years)	Shares	Weighted average grant date fair value (in $)	Weighted average remaining contractual term (in years)
Non-vested restricted share units at January 1, 2024	660,436	38.98	1.78	100,494	41.83	2.00
Granted during the year	330,895	55.15	—	88,182	49.81	—
Vested during the year	(105,918)	41.83	—	—	—	—
Forfeited during the year	(28,063)	39.67	—	(2,304)	49.81	—
Change in units based on performance	—	—	—	38,468	42.37	—
Non-vested restricted share units at December 31, 2024	857,350	44.86	1.31	224,840	44.96	1.51
The Company accounts for forfeitures as they occur. Using the straight-line method of expensing the restricted stock grants, the weighted average estimated value of the Shares calculated at the Modification Date or grant date are recognized as compensation cost in the Consolidated Statements of Operations over the period (ranging from one to three years) to the vesting date.
A summary of share based compensation expense is presented below:

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Selling, general and administration expense	16	11	—	—
Vessel and rig operating expense	1	1	—	—
Income tax benefit	2	2	—	—
As of December 31, 2024, there was $27 million of total estimated unrecognized share based compensation expense, which will be recognized over a remaining weighted average period of 1.4 years.
Note 24 – Related party transactions
As of December 31, 2024, our major related party is the Sonadrill joint venture, over which we hold significant influence. Previously, our related parties included a 50% interest in the Gulfdrill joint venture, which was sold in June 2024, and a 35% interest in PES, including its wholly-owned subsidiary, SeaMex, which was sold in February 2023.
Prior to emerging from Chapter 11 proceedings on February 22, 2022, our related parties also included companies who were either controlled by or whose operating policies were significantly influenced by Hemen, who was a major shareholder of the Predecessor Company. On emergence, Hemen's equity interest in Seadrill substantially decreased, and as a result, companies who were either controlled by or whose policies were significantly influenced by Hemen were no longer related parties. These include SFL, Northern Ocean, Northern Drilling, Archer, Frontline, and Seatankers.
In the following sections, we provide an analysis of transactions with related parties and balances outstanding with related parties.

Related party revenue
The below table provides an analysis of related party revenues for periods presented in this report.

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022

Management fee revenues (a)	235	222	159	12
Add-on Services	12	13	15	—
Reimbursable revenues (b)	13	18	12	3
Leasing revenues (c)	54	33	24	4
Other (d)	5	12	6	—
Total related party operating revenues	319	298	216	19
(a) Seadrill has provided management and administrative services to Sonadrill, SeaMex, and PES, and operational and technical support services to SeaMex and Sonadrill. These services were charged to our affiliates on a cost-plus mark-up or dayrate basis. Following the disposal of our remaining 35% equity interest in PES on February 24, 2023, PES and SeaMex are no longer related parties of Seadrill and any revenue subsequent to that date has been excluded from the above results.
(b) Reimbursable revenues primarily relate to Sonadrill project work on Libongos, Quenguela, and West Gemini rigs.
(c) Leasing revenues earned on the charter of the West Gemini to Sonadrill, as well as the West Castor, West Telesto and West Tucana to Gulfdrill, up to the disposal of these rigs in June 2024.
(d) On July 1, 2022, Seadrill novated its drilling contract for the West Gemini in Angola to the Sonadrill joint venture and leased the West Gemini to Sonadrill for the duration of that contract and the follow-on contract, entered into directly by Sonadrill, at a nominal charter rate, based on a commitment made under the terms of the joint venture agreement. At the commencement of the lease, we recorded a liability representing the fair value of the lease commitment which we amortized as other revenue, on a straight-line basis, over the lease term. In May 2024, the West Gemini bareboat lease was amended to reflect the fair market value of the rig lease, resulting in the derecognition of the lease commitment liability and cessation of amortization.
Related party operating expenses
The below table provides an analysis of related party operating expenses for periods presented in this report.

	Successor			Predecessor
(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
West Hercules lease (e)	—	—	—	(3)
Total related party operating expenses	—	—	—	(3)
(e) Operating lease expense related to the West Hercules. Following emergence from Chapter 11 proceedings, SFL was no longer a related party.
Related party receivable balances
The below table provides an analysis of related party receivable balances for periods presented in this report.

(In $ millions)	December 31, 2024	December 31, 2023
Trading balances (f)	—	9
Total related party receivables	—	9
Of which:
Amounts due from related parties - current	—	9
Total amounts due from related parties	—	9
(f) Trading balances as of December 31, 2023, are comprised of receivables from Sonadrill. Per our contractual terms, these balances are either settled monthly or quarterly in arrears, or in certain cases, in advance.

As of December 31, 2024 Sonadrill prepaid management fees of $7 million to Seadrill. This balance has been recorded in other current liabilities within our Consolidated Balance Sheet.
Note 25 – Financial instruments and risk management
We are exposed to several market risks, including credit risk, foreign currency risk and interest rate risk. Our policy is to reduce our exposure to these risks, where possible, within boundaries deemed appropriate by our management team. This may include the use of derivative instruments.
Credit risk
We have financial assets, including cash and cash equivalents, trade receivables, related party receivables, and other receivables. These assets expose us to credit risk arising from possible default by the counterparty. Most of the counterparties are creditworthy financial institutions or large oil and gas companies. We do not expect any significant loss to result from non-performance by such counterparties. We do not typically demand collateral in the normal course of business. Credit risk is considered as part of our expected credit loss provision.
Concentration of risk
There is a concentration of credit risk with respect to cash and cash equivalents to the extent that most of the amounts are carried with Citibank, DNB, and JP Morgan. We consider these risks to be remote, but, from time to time, we utilize instruments such as money market deposits to manage concentration of risk with respect to cash and cash equivalents. We also have a concentration of risk with respect to customers, including affiliated companies. For details on the customers with greater than 10% of contract revenues, refer to Note 6 – "Segment information". For details on amounts due from affiliated companies, refer to Note 24 – "Related party transactions".
Foreign exchange risk
It is customary in the oil and gas industry that a majority of our revenues and expenses are denominated in U.S. dollars, which is the functional currency of our subsidiaries and equity method investees. However, a portion of the revenues and expenses of certain of our subsidiaries and equity method investees are denominated in other currencies. We are therefore exposed to foreign exchange gains and losses that may arise on the revaluation or settlement of monetary balances denominated in foreign currencies.
Our foreign exchange exposures primarily relate to cash and working capital balances denominated in foreign currencies. We do not expect these exposures to cause a significant amount of fluctuation in net income and do not currently hedge them. The effect of fluctuations in currency exchange rates arising from our international operations has not had a material impact on our overall operating results.
Interest rate risk
The majority of our debt portfolio is on a fixed interest rate. Please refer to Note 19 – "Debt" for further details.
Note 26 – Fair values of financial instruments
Fair value of financial instruments measured at amortized cost
The carrying value and estimated fair value of our financial instruments that are measured at amortized cost as of December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024		December 31, 2023
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$575 million secured bond in issue (Level 1)	587	560	597	558
Unsecured Convertible Bond - debt component (Level 3)	56	50	49	50
Fair value is a market-based measurement, not an entity-specific measurement, and is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level 3 of the hierarchy).
Financial instruments categorized as level 1
The fair value of the $575 million bond is based on market traded value. We have categorized this at level 1 on the fair value measurement hierarchy.
Financial instruments categorized as level 3
The fair value attributed to the unsecured convertible bond is bifurcated into two elements: the straight debt component is derived through a discounted cash flow approach, and the conversion option that is derived through an option pricing model, which forecasts equity volatility and compares the potential conversion redemption against historical and implied equity movements in comparable companies in our industry. The conversion option was recorded in equity at the point the bond was issued and, therefore, has not been included in the table above.
Our accounts receivable, amounts due from related parties and accounts payable are, by their nature, short-term. As a result, the carrying values included in our Consolidated Balance Sheets approximate fair value and have not been included in the above table.

Financial instruments measured at fair value on a recurring basis
The carrying value and estimated fair value of our financial instruments that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024		December 31, 2023
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Assets
Cash and cash equivalents (Level 1)	478	478	697	697
Restricted cash (Level 1)	27	27	31	31
Level 1 fair value measurements
The carrying value of cash and cash equivalents and restricted cash, which are highly liquid, is a reasonable estimate of fair value and are categorized at level 1 of the fair value hierarchy.
Note 27 – Commitments and contingencies
SFL Hercules Ltd
On March 5, 2023, Seadrill was served with a claim from SFL Hercules Ltd., filed in the Oslo District Court in Norway, relating to our redelivery of the rig West Hercules to SFL in December 2022. On February 6, 2025, the Oslo District Court delivered a judgment in favor of SFL Hercules Ltd. ordering Seadrill to pay SFL approximately $37 million plus interest and legal costs of approximately $11 million. Seadrill intends to vigorously contest the judgment and anticipates appealing to the Court of Appeal prior to the March 5, 2025 deadline for appeal. The timing of resolution and ultimate amount due, if any, cannot be predicted at this time. An adverse outcome in this matter could have an adverse effect on Seadrill’s operating results, cash flows and financial position.
Sonadrill fees claim
In March 2023, Seadrill was served with a claim from an individual (the "Claimant") filed in the High Court of Justice, Business and Property Courts of England and Wales, King’s Bench Division, Commercial Court. The Claimant alleges breach of contract and unjust enrichment damages of approximately $72 million related to an alleged failure by the Company to pay the Claimant a fee for services in arranging the Sonadrill joint venture. We do not believe that the Claimant is entitled to the fee claimed and intend to vigorously defend our position.
Nigerian Cabotage Act litigation
In November 2015, the Nigerian Maritime Administration and Safety Agency ("NMASA") issued a detention in respect of the rig West Capella for failure to comply with requirements of the Coastal and Inland Shipping (Cabotage) Act 2003 (the "Cabotage Act"), specifically, failure to pay a Cabotage fee of 2% on contract revenue. While the named party is Seadrill Mobile Units Nigeria Ltd (previously an Aquadrill entity, acquired by Seadrill upon the merger of Seadrill and Aquadrill) ("SMUNL"), the matter relates to three rigs: the West Capella, West Saturn and West Jupiter. SMUNL commenced proceedings in May 2016 against the Honourable Minister for Transportation, the Attorney General of the Federation and NMASA with respect to interpretation of the Cabotage Act. On June 14, 2019, the Federal High Court of Nigeria delivered a judgment finding that: (1) Drilling operations fall within the definition of "Coastal Trade" or "Cabotage" under the Cabotage Act and (2) Drilling Rigs fall within the definition of "Vessels" under the Cabotage Act. On the basis of this decision, SMUNL and Seadrill were required to deduct 2%, or approximately $69 million, of their contract value and remit the same to NMASA. On June 24, 2019, the Court of Appeals sitting in Lagos ("COA") issued a conflicting judgment in Transocean Support Services Nigeria & Ors v NIMASA & Anor, finding drilling units cannot be deemed vessels under the Cabotage Act pending appeal. Due to the volume of cases currently being handled by the COA, the Registry of the COA is yet to schedule the hearing date for the appeal. Although we intend to strongly pursue this appeal, we cannot predict the outcome of this case.
Brazil tax audit
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing tax audit relating to years 2009 and 2010, which is being litigated through the Brazilian courts. The initial court ruled in favor of Seadrill Brazil, but the appellate court reversed the lower court decision in September 2023 and ruled in favor of the tax authorities, assessing a tax and interest thereon of approximately $65 million. We will vigorously defend our position and, in the first quarter of 2024, our appeal was admitted by the higher courts, but the ultimate timing and outcome of this litigation cannot be determined. There are additional open cases relating to 2012, 2016, and 2017, where a similar principle is being contested but they are not as far advanced through the courts, for an aggregate assessed amount, including tax and interest, of approximately $69 million.
In order to litigate the tax audit relating to years 2009 and 2010, Seadrill Brazil has entered into an agreement for an insurance bond of BRL396 million ($64 million as of December 31, 2024), which is supported by a parent company guarantee.
Sete Brazil claim
On January 6, 2025, Seadrill Servicos de Petroleo Ltda. (“Seadrill Brazil”) received notices from Petrobras asserting delay penalties against Seadrill Brazil relating to drillships to be operated in Brazil by Seadrill Brazil pursuant to the Sete Brazil Project, an initiative aimed at constructing a fleet of 28 offshore drilling rigs to support Petrobras. The alleged penalties arise from contracts awarded in relation to the Sete Brazil Project in 2012 for three drillships that were to be constructed by Sete Brazil and operated by Seadrill, but were never completed. Sete Brazil was eventually declared bankrupt in December 2024 although that bankruptcy is presently suspended. The aggregate amount claimed by Petrobras as of the date of receipt of the notices was approximately $213 million in delay penalties, with the potential for further delay penalties to be assessed ratably over the remaining term of the drilling contracts for the three Sete drillships. The contracts limit aggregate delay penalties to 10% of the total “estimated contract value,” as defined in the contract. Petrobras has indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for our five drillships currently operating in Brazil, revenues related to which are included in our backlog as of December 31, 2024. No set-off right has been exercised to date. While Seadrill Brazil is engaged in discussions with Petrobras to suspend the penalties, it is evaluating its legal options, which may include seeking injunctive relief and asserting counterclaims against Petrobras. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position, but an adverse outcome in this matter could have a material adverse effect on Seadrill’s operating results, cash flows and financial position.
Other material disputes or litigation
In addition to the foregoing, from time to time we are a named defendant or party in certain other lawsuits, claims or proceedings arising in the ordinary course of business or in connection with our acquisition and disposal activities. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, and the amount of any liability that could arise with respect to such lawsuits or other proceedings cannot be predicted accurately, we currently do not expect these other matters to have a material adverse effect on our financial position, operating results and cash flows.
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previous managed rig arrangements with Sonadrill and Northern Ocean. As of December 31, 2024, we had not recognized any liabilities for these guarantees as we do not consider it probable that the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion (December 31, 2023: $1.1 billion), in the aggregate, across the three rigs operating in the joint venture on three active, and one future, contract. The guarantees provided on behalf of Northern Ocean have been capped at $100 million (December 31, 2023 : $100 million).
Note 28 – Discontinued Operations
The table below shows net income/(loss) from discontinued operations:

	Successor	Predecessor
(In $ millions, except per share data)	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Net loss of Paratus Energy Services Ltd	—	(4)
Net income/(loss) of KSA Business	8	(29)
Gain on disposal of KSA Business	276	—
Exit cost associated with disposal of KSA Business	(10)	—
Net income/(loss) from discontinued operations	274	(33)
Basic EPS: discontinued operations ($)	5.48	(0.33)
Diluted EPS: discontinued operations ($)	5.21	(0.33)
The table below analyses the cash flows from discontinued operations between our two discontinued operations:

	Successor	Predecessor
(In $ millions)	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Paratus Energy Services Ltd	—	(69)
KSA Business	5	(20)
Net cash provided by/(used in) operating activities	5	(89)
Paratus Energy Services Ltd	—	—
KSA Business	(40)	—
Net cash (used in) investing activities	(40)	—
Paratus Energy Services Ltd	—	—
KSA Business	16	20
Net cash provided by financing activities	16	20

Disposal of interest in Paratus Energy Services Ltd
PES, formerly known as Seadrill New Finance Limited or "NSNCo", holds investments in SeaMex (100%), Seabras Sapura (50%), and Archer (15.7%). As part of Seadrill's comprehensive restructuring process, we disposed of 65% of our equity interest in PES in January 2022, reducing our shareholding to 35%. As a result, the carrying value of PES's net assets were deconsolidated from Seadrill's Consolidated Balance Sheet and were replaced with an equity method investment representing the fair value of the retained 35% interest. This resulted in a loss of $112 million that was reported through reorganization items, as set out further in Note 4 – "Chapter 11".
The sale represented a strategic shift in Seadrill's operations, which had a major effect on its operations and financial results going forward, and therefore, we reclassified PES as a discontinued operation, including comparative periods.
On September 30, 2022, Seadrill entered into share purchase agreements with certain other existing shareholders of PES to dispose of the remaining 35% shareholding in PES. The sale closed on February 24, 2023.The net gain on disposal, which is reported within Other financial items in our Consolidated Statement of Operations, and the sale proceeds, which is reported in our Consolidated Statement of Cash Flows as "Net proceeds on disposal of business and cash impact from deconsolidation", are summarized further in the table below:

(In $ millions)	Year ended December 31, 2023
Initial purchase price	43
Lender incentive fee	1
Total consideration	44
Less: Book value of PES investment	(31)
Less: Management incentive fee intangible	(13)
Gain on disposal	—
In connection with the sale, on March 14, 2023, we provided each of PES and SeaMex Holdings with a termination notice regarding (i) the Paratus MSA and (ii) the SeaMex MSA, respectively. The Paratus MSA terminated on November 30, 2023, and the SeaMex MSA terminated on November 17, 2023. The terminations of the Paratus MSA and SeaMex MSA did not have a material impact on the Company's financial results.
For further information on Seadrill's comprehensive restructuring, including the sale of the 65% interest in Paratus Energy Services Ltd, please refer to Note 4 – "Chapter 11".
Sale of jackup units in the Kingdom of Saudi Arabia
On September 1, 2022, Seadrill entered into a share purchase agreement with subsidiaries of ADES Arabia Holding Ltd (together, "ADES") for the sale of the entities that own and operate seven jackup units (the "Jackup Sale") in the Kingdom of Saudi Arabia (the "KSA Business"). The Jackup Sale closed on October 18, 2022, with ADES owning the rigs AOD I, AOD II, AOD III, West Callisto, West Ariel, West Cressida, and West Leda, as well as the drilling contracts related to the rigs.
The gain on sale, which is reported within discontinued operations in our Consolidated Statement of Operations, and the sale proceeds, which is reported in our Consolidated Statement of Cash Flows, are summarized further in the table below:

	Gain on sale	Received/(paid) to date
(In $ millions)	2022	2022	2023
Initial Purchase Price	628	628	—
Adjustment for working capital, cash, and reimbursement of reactivation costs	53	50	3
Less: Deal costs	(11)	(11)	—
Less: Fair value of indemnities and warranties	(36)	(8)	(25)
Net sales price	634	659	(22)
Less: Book value of KSA Business	(358)	—	—
Total	276	659	(22)
The sale represented a strategic shift in Seadrill's operations, which had a major effect on its operations and financial results going forward, and therefore, we reclassified the KSA Business as a discontinued operation and its results have been reported separately from Seadrill’s continuing operations, including comparative periods.

Major classes of line items constituting profit/(loss) of discontinued operations:
The table below summarizes the profit and loss statement for the KSA Business for periods when it was a fully consolidated subsidiary of Seadrill. The net income/(loss) by the KSA Business during these periods was reported through the discontinued operations line item.

	Successor	Predecessor
(In $ millions)	Period from February 23, 2022 through December 31, 2022	Period from January 1, 2022 through February 22, 2022
Operating revenues
Contract revenues	86	18
Total operating revenues	86	18
Operating expenses
Vessel and rig operating expenses	(45)	(10)
Depreciation and amortization	(22)	(4)
Selling, general and administrative expenses	(8)	(1)
Total operating expenses	(75)	(15)
Operating profit	11	3
Financial and other non-operating items
Reorganization items, net	—	(32)
Other financial items	(1)	—
Profit/(loss) before income taxes	10	(29)
Income tax expense	(2)	—
Net income/(loss)	8	(29)

The table below summarizes the profit and loss statement for PES during the period when it was a fully consolidated subsidiary of Seadrill. The net loss by PES during this period was reported through the discontinued operations line item.

Predecessor
(In $ millions)	Period from January 1, 2022 through February 22, 2022
Operating revenues
Contract revenues	12
Total operating revenues	12
Operating expenses
Operating expenses	(8)
Total operating expenses	(8)
Operating profit	4
Financial and other non-operating items
Interest expense	(4)
Share in results from associated companies (net of tax)	(1)
Other financial items	(2)
Total financial items	(7)
Loss before income taxes	(3)
Income tax expense	(1)
Net loss	(4)

Note 29 – Business combinations
Aquadrill acquisition
On the Closing Date, Seadrill completed the acquisition of Aquadrill, an offshore drilling unit owner. Pursuant to the Merger Agreement, Merger Sub merged with and into Aquadrill, with Aquadrill surviving the Merger as a wholly owned subsidiary of Seadrill. In connection with the Merger, and pursuant to the Merger Agreement, Seadrill exchanged consideration consisting of (i) 29.9 million Seadrill common shares, (ii) $30 million settled by tax withholding in lieu of common shares, and (iii) cash consideration of $1 million. At the Closing Date, Aquadrill unitholders represented approximately 37% of Seadrill's post-Merger issued and outstanding Shares.
As previously disclosed, the Board of Directors viewed the following factors, among others, as generally favorable in its determination and approval of the Merger: (A) the combined company is expected to (i) be in a position to serve a broader range of customers, (ii) have a more substantial presence in the offshore drilling market, (iii) take on Aquadrill drilling units without taking on a substantial cost structure, (iv) have a diversified portfolio of contract coverage and (v) given the extensive history between Aquadrill and Seadrill, be positioned to rapidly integrate the two businesses, and (B) the Seadrill management team’s familiarity with the business, assets and competitive position of Aquadrill.
As a result of the Merger, Seadrill acquired Aquadrill’s four drillships, one semi-submersible and three tender-assist units. On May 19, 2023, Seadrill entered into definitive sale and purchase agreements to sell the three tender-assist units (T-15, T-16, and West Vencedor), acquired in the Merger, with an agreed aggregate sale price of approximately $84 million. The sale completed on July 28, 2023.
In connection with this acquisition, the Company incurred $24 million, $24 million and $3 million of acquisition and integration related expenses during the years ended December 31, 2024, December 31, 2023 and for the period from February 23, 2022 through December 31, 2022, respectively. These expenses are included in "Merger and integration related expenses" on the Consolidated Statements of Operations. In addition, the Company incurred $4 million of issuance costs which have been reflected against the fair value of the Shares as a reduction to Additional paid-in capital in the Consolidated Statements of Changes in Shareholders' Equity.
Merger and integration related expenses primarily consist of legal and advisory costs incurred to facilitate the closure of the Aquadrill acquisition, as well as expenses associated with integrating Aquadrill into Seadrill's existing operating structure and closing out the MSA agreements.
We used a convenience date of April 1, 2023 (the "Convenience Date") to account for this acquisition and have recorded activity from the Convenience Date in Seadrill's results.
Purchase price allocation
The Merger was accounted for as a business combination under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, with Seadrill being treated as the accounting acquirer. Under this method, the purchase consideration in the Merger reflects (i) the Shares issued in connection with the Merger, (ii) tax withholding liability, and (iii) cash consideration, as described above. The issued Shares were recorded at $41.62 per share, the fair value on the Closing Date. Concurrently, the assets acquired and liabilities assumed were recorded on Seadrill’s Consolidated Balance Sheets at their respective fair values. During the first quarter of 2024, we completed the analysis to assign fair value to all tangible and intangible assets acquired and liabilities assumed. Our estimate is that the fair value of the net assets and liabilities acquired is equal to the purchase price, and therefore, no goodwill or bargain purchase gain has been recognized in the financial statements.
Determining the fair values of the assets and liabilities of Aquadrill required judgment and certain assumptions to be made, the most significant of these being related to the valuation of Aquadrill’s drilling units and other related tangible assets. Further details regarding the valuation process are described below.
i. Drilling units
To estimate the fair value of the drilling units, management primarily relied upon the income approach. The market approach was considered to substantiate a floor value for rigs where the income approach indicated a value lower than a value in-exchange. In the application of the income approach, we utilized the discounted cash flow ("DCF") method. The DCF method involves estimating the future free cash flows of an asset and discounting these cash flows to present value. Free cash flows are generally defined as debt-free operating cash flows adjusted to reflect capital expenditure requirements.
Assumptions used in our assessment included, but were not limited to, future marketability of each drilling unit in light of the current market conditions and its current technical specifications, timing of existing and future contract awards and expected operating dayrates, operating costs, utilization rates, tax rates, discount rates, capital expenditures, market values, reactivation costs, and estimated economic useful lives. We included an allocation for corporate overhead when calculating the discounted cash flows expected to be generated from our drilling units over their remaining useful lives. The cash flows were discounted at a market participant WACC, which was derived from a blend of market participant after-tax costs of debt and market participant costs of equity, weighted by the respective percentage of debt and equity to total capital, and computed using public share price information for similar publicly traded guideline companies, certain U.S. Treasury rates, and certain risk premiums specific to the Company. The inputs and assumptions related to these assets are categorized as Level 3 in the fair value hierarchy.
ii. Drilling and management services contracts
The Company recognized intangible assets and liabilities related to drilling and management service contracts that had favorable and unfavorable terms compared to the current market at the Closing Date. The Company recorded the fair value adjustment for the off-market contract liabilities and assets to "Other current liabilities", "Other current assets", and "Other non-current assets" in the amounts of $49 million, $6 million, and $1 million respectively.

The table below summarizes the total consideration transferred at the Closing Date:

(In $ millions, except share data)	Aquadrill Shares	Final Exchange Ratio (4)	As of Acquisition
Aquadrill outstanding shares as of April 3, 2023	20,000,000	1.41	28,258,965
Aquadrill restricted stock units	122,104	1.41	172,527
Aquadrill phantom award units	105,700	1.41	149,349
Aquadrill phantom appreciation rights	570,000	0.70	399,576
Total Aquadrill shares converted to Seadrill shares	20,797,804		28,980,416
Company Sale Bonus (1)			1,664,743
Total Seadrill shares eligible for purchase of Aquadrill			30,645,159
Less: Tax withholding in lieu of common shares (2)			(744,150)
Less: Seadrill shares settled in cash (3)			(34,505)
Seadrill shares issued for purchase of Aquadrill			29,866,505
Seadrill share price at April 3, 2023 market close			41.62
Consideration issued in Seadrill shares			1,243
Consideration settled by tax withholding (2)			30
Consideration settled in cash (3)			1
Total consideration transferred			1,274
(1) Immediately prior to the Closing Date, the Sale Bonus Award Agreement, dated as of May 24, 2021, by and between Aquadrill and Steven Newman, the Chief Executive Officer and a director of Aquadrill, was terminated and in connection with such termination at the Effective Time and in accordance with the Merger Agreement, Mr. Newman received 1,013,405 Seadrill common shares and $26 million tax withholding, paid on his behalf, in lieu of Seadrill common shares.
(2) Pursuant to the Merger Agreement, in lieu of issuing Seadrill common shares, the Company elected to pay $30 million of tax withholding. These Shares were settled at a per share value agreed upon between the Company and the Aquadrill board of directors.
(3) Pursuant to the Merger Agreement, in lieu of issuing Seadrill common shares, certain non-employee board members elected to receive $1 million cash in lieu of Seadrill common shares. These Shares were settled at a per share value agreed upon between the Company and the Aquadrill board of directors.
(4) Final exchange ratios calculated pursuant to the Merger Agreement.

The table below represents the final purchase price allocation to the identifiable assets acquired and liabilities assumed at the Closing Date and subsequent adjustments made during the measurement period:

(In $ millions)	As of Acquisition	Measurement Period Adjustments	Updated As of Acquisition
Assets acquired:
Cash and cash equivalents	51	—	51
Restricted cash	5	—	5
Accounts receivable	60	—	60
Other current assets	36	7	43
Total current assets	152	7	159
Drilling units	1,255	(3)	1,252
Deferred tax assets	19	—	19
Equipment	1	—	1
Other non-current assets	5	—	5
Total non-current assets	1,280	(3)	1,277
Total assets acquired	1,432	4	1,436

Liabilities assumed:
Trade accounts payable	11	—	11
Other current liabilities	69	4	73
Total current liabilities	80	4	84
Other non-current liabilities	78	—	78
Total non-current liabilities	78	—	78
Total liabilities assumed	158	4	162

Net asset acquired	1,274	—	1,274
Post-merger operating results
The following table reflects Aquadrill's operating revenue and net income from continuing operations included in Seadrill's consolidated statement of operations subsequent to the Convenience Date.

(In $ millions)	Year ended December 31, 2023
Operating revenue	383
Net income from continuing operations	145
Pro forma financial information
The following unaudited pro forma summary presents the results of operations as if the Merger had occurred on February 23, 2022, the date of emergence from Chapter 11 for the Successor company. The pro forma summary uses estimates and assumptions based on information available at the time. We believe the estimates and assumptions are reasonable; however, actual results may have differed significantly from this pro forma financial information. The pro forma information does not purport to be indicative of results of operations that would have occurred had the Merger occurred on the basis assumed above, nor is such information indicative of our expected future results. The pro forma results of operations do not reflect any cost savings or other synergies that might have been achieved from combining the operations or any estimated costs that have not yet been incurred to integrate Aquadrill assets.

(In $ millions, except per share data)	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022
Operating revenue	1,580	1,009
Net income/(loss) from continuing operations	262	(111)
Basic EPS/(LPS): continuing operations ($)	3.34	(1.39)
Diluted EPS/(LPS): continuing operations ($)	3.29	(1.39)

These pro forma amounts have been calculated after adjusting the results to reflect (i) the additional depreciation and amortization that would have been charged assuming the fair value adjustments to drilling units and off-market contract liabilities had been applied from February 23, 2022, (ii) certain acquisition related expenses incurred directly in connection with the Merger as if it had occurred on February 23, 2022, and (iii) removal of any pre-acquisition revenues and expenses between Seadrill and Aquadrill.
Seadrill and Aquadrill incurred total acquisition related expenses of $11 million and $5 million, respectively, of which $3 million and $2 million, respectively, were incurred during the fourth quarter of 2022. Seadrill's acquisition related expenses are included in "Merger and integration related expenses" on the Consolidated Statements of Operations. These expenses are reflected in pro forma earnings for the period from February 23, 2022 through December 31, 2022.
On July 28, 2023, the Company completed the sale of the tender-assist units. The table below summarizes the results of operations related to the tender-assist units included in the pro forma results of operations:

(in $ millions)	Year ended December 31, 2023	Period from February 23, 2022 through December 31, 2022
Tender-assist units
Operating revenue	13	10
Loss from continuing operations	(8)	(3)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the evaluation date.
Changes in Internal Control over Financial Reporting
There were no changes in these internal controls during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See Part II, Item 8, "Financial Statements and Supplementary Data" for Management's Report on Internal Control Over Financial Reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item, to the extent not set forth in Part I, Item 1, “Business – Information About Our Executive Officers”, is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2024.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2025 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2024.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.A list of the financial statements filed as a part of this report is set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this annual report and is incorporated herein by reference.
2.Financial Statement Schedules:
All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.
3.Exhibits

Exhibit Number	Description
2.1
Second Amended Joint Chapter 11 Plan (as modified) of Reorganization, as confirmed by the Bankruptcy Court on October 26, 2021 (incorporated by reference to Exhibit 2.1 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).

2.2†
Agreement and Plan of Merger, by and among Seadrill Limited, Aquadrill LLC and Seadrill Merger Sub, LLC, dated as of December 22, 2022 (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on December 23, 2022).

2.3
Share and Asset Purchase Agreement, dated 16 May 2024, by and among Seadrill RIG Holding Company Limited, Seadrill Castor PTE, LTD., Seadrill Telesto LTD., Seadrill Tucana LTD., Seadrill Jack Up Holding Ltd., (the “Seadrill Parties”) and Gulf Drilling International Limited and Gulf Jackup SPC LLC (the “GDI Parties”) (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on August 5, 2024).

2.4
Share and Asset Purchase Agreement Amendment, dated 14 June 2024 between the Seadrill Parties and the GDI Parties (incorporated by reference to Exhibit 4.2 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on August 5, 2024).

3.1
Certificate of Incorporation of Seadrill 2021 Limited delivered October 21, 2021 (incorporated by reference to Exhibit 1.1 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).

3.2	Memorandum of Association of Seadrill 2021 Limited (incorporated by reference to Exhibit 1.2 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).
3.3
Certificate of Deposit of Memorandum of Increase of Share Capital of Seadrill Limited (incorporated by reference to Exhibit 1.3 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).

3.4
Certificate of Change of Name from Seadrill 2021 Limited to Seadrill Limited delivered February 22, 2022 (incorporated by reference to Exhibit 1.5 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).

3.5	Bye-Laws of Seadrill Limited (incorporated by reference to Exhibit 1.4 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).
4.1*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended.

4.2
Convertible Note Purchase Agreement, dated as of February 22, 2022, by and among Seadrill Limited and Hemen Holding Limited (incorporated by reference to Exhibit 4.3 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).

4.3
Indenture, dated as of July 27, 2023, by and among Seadrill Finance Limited, as issuer, Seadrill Limited and the other guarantors party thereto, as guarantors, and GLAS Trust Company LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on July 27, 2023).

4.4	Form of 8.375% Senior Secured Second Lien Note due 2030 (incorporated by reference to Exhibit A of Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on July 27, 2023).
4.5
First Supplemental Indenture, dated as of August 8, 2023, by and among Seadrill Finance Limited, as issuer, Seadrill Limited and the other guarantors party thereto, as guarantors, and GLAS Trust Company LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on August 8, 2023).

4.6*
Second Supplemental Indenture, dated as of September 20, 2023, by and among Seadrill Finance Limited, as issuer, Seadrill Servico de Petroleo Ltda., and GLAS Trust Company LLC, as trustee and collateral trustee.

4.7
Third Supplemental Indenture, dated as of October 15, 2024, by and among Seadrill Finance Limited, as issuer, Seadrill Mobile Units (Nigeria) Limited, and GLAS Trust Company LLC, as trustee and collateral trustee. (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on November 13, 2024).

4.8*	Fourth Supplemental Indenture, dated as of December 12, 2024, by and among Seadrill Finance Limited, as issuer, Seadrill T-16 Ltd., and GLAS Trust Company LLC, as trustee and collateral trustee.
4.9*
Fifth Supplemental Indenture, dated as of December 12, 2024, by and among Seadrill Finance Limited, as issuer, Seadrill Switzerland GmbH, Seadrill Rig Holdco Kft., Seadrill Hungary Kft., and GLAS Trust Company, as trustee and collateral trustee.

10.1†
Registration Rights Agreement, dated as of February 22, 2022, by and among Seadrill Limited and the holders party thereto (incorporated by reference to Exhibit 2.2 to Seadrill Limited’s Annual Report on Form 20-F filed with the SEC on April 29, 2022).

10.2†‡
Registration Rights Agreement, dated as of April 3, 2023, by and among Seadrill Limited and the holders party thereto (incorporated by reference to Exhibit 10.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on April 3, 2023).

10.3†
Senior Secured Revolving Credit Agreement, dated as of July 11, 2023, by and among Seadrill Finance Limited, as borrower, Seadrill Limited, the lenders party thereto, J.P Morgan SE, as administrative agent, GLAS Trust Company LLC, as common security agent, and the issuing banks party thereto (incorporated by reference to Exhibit 10.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on July 11, 2023).

10.4
Collateral Trust Agreement, dated as of July 27, 2023, by and among Seadrill Limited, Seadrill Finance Limited, the other grantors party thereto, J.P. Morgan SE, as administrative agent under the Senior Secured Revolving Credit Agreement, GLAS Trust Company LLC, as trustee and collateral trustee under the Indenture (incorporated by reference to Exhibit 10.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on July 27, 2023).

10.5+	Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Seadrill Limited’s Registration Statement on Form F-4, filed with the SEC on February 27, 2023).
10.6+	Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 99.2 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on November 20, 2023).
10.7+*	2022 Form of TRSU Award Agreement (Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan.
10.8+*	2022 Form of PRSU Award Agreement (Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan.
10.9+*	2023 Form of TRSU Award Agreement (Non-Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan.
10.10+*	2023 Form of PRSU Award Agreement (Non-Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan.
10.11+*	2023 Form of TRSU Award Agreement (Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan.
10.12+*	2023 Form of PRSU Award Agreement (Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan.
10.13+*	2024 Form of TRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.14+*	2024 Form of PRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.15+*	2024 Form of TRSU Award Agreement (Directors) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.16+†*	2024 Seadrill Short Term Incentive Plan.
10.17+^*	Employment Agreement, dated as of November 21, 2023, by and among Seadrill Americas, Inc., Seadrill Management Limited, and Simon Johnson.
10.18+^*	Employment Agreement, dated as of November 21, 2023, by and among Seadrill Americas, Inc., Seadrill Management Limited, and Grant Creed.
10.19+^*	Employment Agreement, dated as of November 21, 2023, by and between Seadrill Americas, Inc. and Samir Ali.

10.20+^*	Employment Agreement, dated as of November 21, 2023, by and among Seadrill Americas, Inc., Seadrill Management Limited, and Torsten Sauer-Petersen.
10.21+^*	Employment Agreement, dated as of November 21, 2023, by and between Seadrill Americas, Inc. and Todd Strickler.
10.22+^*	Employment Agreement, dated as of December 14, 2023, by and between Seadrill Americas, Inc. and Marcel Wieggers.
10.23+*	Amendment No. 1 to Employment Agreement, dated as of September 30, 2024, by and between Seadrill Americas, Inc. and Simon Johnson.
10.24+*	Amendment No. 1 to Employment Agreement, dated as of October 8, 2024, by and between Seadrill Americas, Inc. and Grant Creed.
10.25+*	Amendment No. 1 to Employment Agreement, dated as of October 2, 2024, by and between Seadrill Americas, Inc. and Samir Ali.
10.26+*	Amendment No. 1 to Employment Agreement, dated as of September 30, 2024, by and between Seadrill Americas, Inc. and Torsten Sauer-Petersen.
10.27+*	Amendment No. 1 to Employment Agreement, dated as of September 30, 2024, by and between Seadrill Americas, Inc. and Todd Strickler.
10.28+*	Amendment No. 1 to Employment Agreement, dated as of October 1, 2024, by and between Seadrill Americas, Inc. and Marcel Wieggers.
10.29+*	Form of Deed of Indemnity, by and between Seadrill Limited and its directors.
10.30+*	Form of Deed of Indemnity (Employee), by and between Seadrill Limited and certain of its executive officers.
10.31+*	Form of Deed of Indemnity (Senior Employee), by and between Seadrill Limited and certain of its executive officers.
19.1*	Insider trading policy
21.1*	List of subsidiaries of Seadrill Limited
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (Seadrill Limited) (Successor).
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (Seadrill Limited (Predecessor).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Seadrill Limited Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Seadrill Limited’s Report on Form 20-F filed with the SEC on March 27, 2024).
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Schema Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.
‡	Certain portions of this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.
^	Certain personally identifiable information contained in this Exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2025.
Seadrill Limited
(Registrant)

By:	/s/ Simon Johnson
Name:	Simon Johnson
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Simon Johnson	President and Chief Executive Officer	February 27, 2025
Simon Johnson	(principal executive officer)

/s/ Grant Creed	Executive Vice President and Chief Financial Officer	February 27, 2025
Grant Creed	(principal financial officer, principal accounting officer)

/s/ Julie Johnson Robertson	Chair of the Board	February 27, 2025
Julie Johnson Robertson

/s/ Mark A. McCollum	Director	February 27, 2025
Mark A. McCollum

/s/ Jean Cahuzac	Director	February 27, 2025
Jean Cahuzac

/s/ Jan B. Kjærvik	Director	February 27, 2025
Jan B. Kjærvik

/s/ Andrew Schultz	Director	February 27, 2025
Andrew Schultz

/s/ Paul Smith	Director	February 27, 2025
Paul Smith

/s/ Ana Zambelli	Director	February 27, 2025
Ana Zambelli

/s/ Harry Quarls	Director	February 27, 2025
Harry Quarls

/s/ Jonathan Swinney	Director	February 27, 2025
Jonathan Swinney