Form 10-Q
period 2025-03-31
Seadrill Ltd
filed 2025-05-12
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number: 001-39327

SEADRILL LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda	98-1834031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11025 Equity Dr. ,Suite 150, Houston, Texas, United States of America	77041
(Address of principal executive offices)	(Zip Code)

+1	(713)	329-1150
(Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Shares, par value $0.01 per share	SDRL	New York Stock Exchange

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

As of May 7, 2025, 62,225,301 common shares of the registrant were outstanding.

SEADRILL LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, those regarding the Company's outlook, plans, strategies, business prospects, financial performance, operations, rig activity and changes and trends in its business and the markets in which it operates, are forward-looking statements. These forward-looking statements can often, but not necessarily, be identified by the use of forward-looking terminology, including the terms "assumes", "projects", "forecasts", "estimates", "expects", "anticipates", "believes", "plans", "intends", "may", "might", "will", "would", "can", "could", "should" or, in each case, their negative, or other variations or comparable terminology. These statements are based on management's current plans, expectations, assumptions and beliefs concerning future events impacting the Company and therefore involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: those described under Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2025 (the "2024 10-K"), offshore drilling market conditions including supply and demand, dayrates, customer drilling programs and effects of new or reactivated rigs on the market, contract awards and rig mobilizations, contract backlog, dry-docking and other costs of maintenance, special periodic surveys, upgrades and regulatory work for the drilling units in the Company's fleet, the performance of the drilling units in the Company's fleet, delay in payment or disputes with customers, the Company's ability to successfully employ its drilling units, procure or have access to financing, ability to comply with loan covenants, fluctuations in the international price of oil, international financial market conditions, U.S. trade policy and tariffs and worldwide reactions thereto, inflation, changes in governmental regulations that affect the Company or the operations of the Company's fleet, increased competition in the offshore drilling industry, the review of competition authorities, the impact of global economic conditions and global health threats, pandemics and epidemics, our ability to maintain relationships with suppliers, customers, employees and other third parties, our ability to maintain adequate financing to support our business plans, our ability to successfully complete and realize the intended benefits of any mergers, acquisitions and divestitures, and the impact of other strategic transactions, our liquidity and the adequacy of cash flows to satisfy our obligations, future activity under and in respect of the Company's share repurchase program, our ability to satisfy (or timely cure any noncompliance with) the continued listing requirements of the New York Stock Exchange, the cancellation of drilling contracts currently included in reported contract backlog, losses on impairment of long-lived fixed assets, shipyard, construction and other delays, the results of meetings of our shareholders, political and other uncertainties, including those related to the conflicts in Ukraine and the Middle East, and any related sanctions, the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, including any litigation related to acquisitions or dispositions, the concentration of our revenues in certain geographical jurisdictions, limitations on insurance coverage, our ability to attract and retain skilled personnel on commercially reasonable terms, the level of expected capital expenditures, our expected financing of such capital expenditures and the timing and cost of completion of capital projects, fluctuations in interest rates or exchange rates and currency devaluations relating to foreign or United States ("U.S.") monetary policy, tax matters, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, legal and regulatory matters in the jurisdictions in which we operate, customs and environmental matters, the potential impacts on our business resulting from decarbonization and emissions legislation and regulations, the impact on our business from climate change generally, the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems, and other important factors described from time to time in the reports filed or furnished by us with the SEC. The foregoing risks and uncertainties are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. In many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to any person(s) acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by law.

Investors should note that we announce material financial information in SEC filings, press releases and public conference calls. Based on guidance from the SEC, we may use the Investors section of our website (www.seadrill.com) to communicate with investors and we intend to post presentations and fleet status reports there, among other things. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q. Furthermore, references to our website URLs are intended to be inactive textual references only.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In $ millions, except per share data)	2025	2024
Operating revenues
Contract revenues	248	275
Reimbursable revenues (1)	15	20
Management contract revenues (1)	61	58
Leasing revenues (1)	8	11
Other revenues (1)	3	3
Total operating revenues	335	367
Operating expenses
Vessel and rig operating expenses	(179)	(180)
Reimbursable expenses	(15)	(20)
Depreciation and amortization	(55)	(38)
Management contract expenses	(45)	(38)
Selling, general and administrative expenses	(23)	(25)
Merger and integration related expenses	—	(2)
Total operating expenses	(317)	(303)
Other operating items
Other operating income	—	16
Total other operating items	—	16
Operating profit	18	80
Financial and other non-operating items
Interest income	4	7
Interest expense	(15)	(15)
Equity in earnings of equity method investments (net of tax)	8	4
Other financial and non-operating items	(14)	(6)
Total financial and other non-operating items, net	(17)	(10)
Profit before income taxes	1	70
Income tax expense	(15)	(10)
Net (loss)/income	(14)	60
Basic (LPS)/EPS ($)	(0.23)	0.83
Diluted (LPS)/EPS ($)	(0.23)	0.81
(1) Includes revenue from related parties of $79 million and $76 million, for the three months ended March 31, 2025, and March 31, 2024, respectively. Refer to Note 10 - "Related party transactions" for further details.

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In $ millions, except share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	404	478
Restricted cash	26	27
Accounts receivables, net	143	193
Other current assets	228	230
Total current assets	801	928
Non-current assets
Equity method investments	76	68
Drilling units (net of accumulated depreciation of 491 as of March 31, 2025 (December 31, 2024: 430)	2,969	2,946
Deferred tax assets	60	63
Equipment	5	5
Other non-current assets	152	146
Total non-current assets	3,262	3,228
Total assets	4,063	4,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	78	118
Other current liabilities	321	383
Total current liabilities	399	501
Non-current liabilities
Long-term debt	611	610
Deferred tax liabilities	11	11
Other non-current liabilities	134	116
Total non-current liabilities	756	737
Commitments and contingencies (see Note 13)
Shareholders' equity
Common shares of par value $0.01 per share: 375,000,000 shares authorized as of March 31, 2025 (December 31, 2024: 375,000,000) and 62,163,028 issued as of March 31, 2025 (December 31, 2024: 62,154,422)	1	1
Additional paid-in capital	1,973	1,969
Accumulated other comprehensive income	1	1
Retained earnings	933	947
Total shareholders' equity	2,908	2,918
Total liabilities and shareholders' equity	4,063	4,156

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In $ millions)	2025	2024
Cash flows from operating activities
Net (loss)/income	(14)	60
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	55	38
Equity in earnings of equity method investments (net of tax)	(8)	(4)
Deferred tax expense/(benefit)	3	(5)
Unrealized (gain)/loss on foreign exchange	(1)	3
Amortization of debt issue costs	1	1
Share based compensation expense	4	3
Other	12	—
Other cash movements in operating activities
Additions to long-term maintenance	(54)	(29)
Changes in operating assets and liabilities
Trade accounts receivable	42	25
Trade accounts payable	(35)	11
Prepaid expenses/accrued revenue	(2)	(7)
Deferred revenue	(9)	5
Deferred mobilization costs	6	4
Related party receivables	—	(5)
Other assets	(2)	(21)
Other liabilities	(25)	(50)
Net cash (used in)/provided by operating activities	(27)	29

Cash flows from investing activities
Additions to drilling units and equipment	(45)	(23)
Other	(4)	—
Net cash used in investing activities	(49)	(23)

Cash flows from financing activities
Shares repurchased	—	(119)
Net cash used in financing activities	—	(119)
Effect of exchange rate changes on cash	1	(3)
Net decrease in cash and cash equivalents, including restricted cash	(75)	(116)
Cash and cash equivalents, including restricted cash, at beginning of the period	505	728
Cash and cash equivalents, including restricted cash, at the end of period	430	612

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2025	1	1,969	1	947	2,918
Share based compensation	—	4	—	—	4
Net loss	—	—	—	(14)	(14)
Balance as of March 31, 2025	1	1,973	1	933	2,908

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2024	1	2,480	1	501	2,983
Share based compensation	—	3	—	—	3
Shares repurchased and cancelled	—	(119)	—	—	(119)
Net income	—	—	—	60	60
Balance as of March 31, 2024	1	2,364	1	561	2,927

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General information
Seadrill Limited (along with any one or more of its consolidated subsidiaries, or to all such entities, referred to as "Seadrill", "we", "us", "our", and "the Company") is incorporated in Bermuda. We are an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drillships and semi-submersible rigs for operations in shallow to ultra-deepwater areas in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Seadrill Limited have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods.
Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years, or any future period. The accompanying unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our 2024 10-K.
Reclassifications
Effective the second quarter of 2024, we have classified revenues from our bareboat charter agreements in "Leasing revenues" in order to enhance the presentation of the arrangements. To conform to current period presentation, $11 million of "Other revenues" for the three months ended March 31, 2024 have been reclassified to "Leasing revenues".
Significant accounting policies
Refer to Note 2 - "Accounting Policies" of our Consolidated Financial Statements from our 2024 10-K for additional information related to our significant accounting policies.
Note 2 - Revenue from contracts with customers
The following table provides information about receivables and contract liabilities from our contracts with customers, as of the dates presented:

(In $ millions)	March 31, 2025	December 31, 2024
Accounts receivable, net	143	193
Current contract liabilities (classified within other current liabilities)	(58)	(63)
Non-current contract liabilities (classified within other non-current liabilities)	(69)	(48)
Significant changes in the contract liabilities balances during the three months ended March 31, 2025 are as follows:

(In $ millions)	Contract Liabilities
Net contract liability as of January 1, 2025	(111)
Amortization of revenue that was included in the beginning contract liability balance	23
Additional contract liabilities recognized, excluding amounts recognized as revenue	(39)
Net contract liability as of March 31, 2025	(127)
Revenues are attributed to geographical locations based on the country of operations for drilling activities, i.e., the country where the revenues are generated. The following table presents our revenues by geographic area:

	Three months ended March 31,
(In $ millions)	2025	2024
Brazil	121	89
United States	81	95
Angola	81	77
Norway	23	54
Other (1)	29	52
Total operating revenues	335	367
(1) "Other" represents countries in which we operate that individually had revenues representing less than 10% of total operating revenues earned for any of the periods presented.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We had the following customers with revenues greater than 10% of total operating revenues in any of the periods presented:

	Three months ended March 31,
(In $ millions)	2025	2024
Petrobras	29%	18%
Sonadrill	24%	18%
Talos	13%	—%
LLOG	6%	10%
Other	28%	54%
Note 3 – Taxation
For the three months ended March 31, 2025, income tax expense was $15 million, compared to income tax expense of $10 million for the three months ended March 31, 2024.
The increase in tax expense relative to the comparative period primarily reflects the recognition, during the quarter ended March 31, 2024, of a deferred tax benefit of $8 million attributable to changes in valuation allowances established for Switzerland and Brazil, net of a $3 million charge recognized in the same quarter related to the tax effect of import duty credits in Brazil. The increase in tax expense also reflects changes in the Company's mix of pre-tax income among tax jurisdictions.
Note 4 – Loss/earnings per share
The computation of basic loss/earnings per share ("LPS/EPS") is based on the weighted average number of common shares of the Company, par value $0.01 per share (the "Shares"), outstanding during the period. Diluted LPS/EPS includes the effect of the assumed conversion of potentially dilutive instruments related to the effect of the unsecured senior convertible bond and share based compensation. Refer to Note 9 – "Debt" for further details on the unsecured senior convertible bond.
The components of the numerator for the calculation of basic and diluted LPS/EPS were as follows:

	Three months ended March 31,
(In $ millions)	2025	2024
Net (loss)/income available stockholders	(14)	60
Effect of dilution (interest on unsecured senior convertible bond)	1	1
Diluted (loss)/profit available to stockholders	(13)	61
The components of the denominator for the calculation of basic and diluted LPS/EPS were as follows:

	Three months ended March 31,
(In millions)	2025	2024
Basic (loss)/earnings per share:
Weighted average number of common shares outstanding (1)	62	72
Diluted (loss)/earnings per share:
Effect of dilution	3	3
Weighted average number of common shares outstanding adjusted for the effects of dilution	65	75

(1) Weighted average number of Shares outstanding in the three months ended March 31, 2024 excludes Shares repurchased during the period.
The basic and diluted LPS/EPS were as follows:

	Three months ended March 31,
(In $)	2025	2024
Basic (loss)/earnings per share	(0.23)	0.83
Diluted (loss)/earnings per share (1)	(0.23)	0.81
(1) For the three months ended March 31, 2025, the effect of including all potentially dilutive instruments in the calculation resulted in decreased loss per share, which is anti-dilutive. The instruments were not included in the calculation due to their anti-dilutive effect, and, as a result, the basic and diluted loss per share are equal.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Restricted cash
Restricted cash as of March 31, 2025 and December 31, 2024 was as follows:

(In $ millions)	March 31, 2025	December 31, 2024
Cash held in escrow	23	23
Other	3	4
Total restricted cash	26	27
Note 6 - Other current assets
As of March 31, 2025 and December 31, 2024, other current assets included the following:

(In $ millions)	March 31, 2025	December 31, 2024
Taxes receivable	53	55
Prepaid expenses	64	57
Deferred contracts costs	78	83
Pre-funding of MSA manager arrangements	12	13
Other	21	22
Total other current assets	228	230
Note 7 – Equity method investments
As of March 31, 2025 and December 31, 2024, the carrying values of our equity method investments were as follows:

(In $ millions)	March 31, 2025	December 31, 2024
Sonadrill	76	68
Total equity method investments	76	68
Note 8 - Other current and non-current liabilities
Other current liabilities
As of March 31, 2025 and December 31, 2024, other current liabilities included the following:

(In $ millions)	March 31, 2025	December 31, 2024
Accrued expenses	142	163
Employee withheld taxes, social security and vacation payments	37	64
Taxes payable	28	20
Contract liabilities	58	63
Unfavorable drilling contracts	14	19
Accrued interest expense	9	21
Other liabilities	33	33
Total other current liabilities	321	383
Other non-current liabilities
As of March 31, 2025 and December 31, 2024, other non-current liabilities included the following:

(In $ millions)	March 31, 2025	December 31, 2024
Uncertain tax positions	55	55
Contract liabilities	69	48
Unfavorable drilling contracts	2	3
Lease liabilities	7	8
Other liabilities	1	2
Total other non-current liabilities	134	116

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unfavorable drilling contracts
The following table summarizes the movement in unfavorable drilling contracts for the three months ended March 31, 2025:

(In $ millions)	Carrying amount
As of January 1, 2025	22
Amortization	(6)
As of March 31, 2025	16
Upon emergence from Chapter 11 proceedings and the application of fresh start accounting in 2022, and in connection with the acquisition of Aquadrill in 2023, unfavorable drilling contract and management service contract intangible liabilities were recognized. The amortization is recognized in the unaudited Condensed Consolidated Statement of Operations as "Depreciation and amortization". The weighted average remaining amortization for unfavorable contracts is 10 months.
The table below shows the amounts relating to unfavorable contracts that is expected to be amortized over the following periods:

	Period ended December 31,
(In $ millions)	Remainder of 2025	2026	Total
Amortization of unfavorable contracts	13	3	16

Note 9 – Debt
The table below sets out our debt agreements as of March 31, 2025 and December 31, 2024:

(In $ millions)	March 31, 2025	December 31, 2024
Secured debt:
$575 million secured bond	575	575
Total secured debt	575	575
Unsecured bond:
Unsecured senior convertible bond	50	50
Total unsecured bond	50	50
Total principal debt	625	625
Debt premium:
Premium on bond issuance	1	1
Total debt premium	1	1
Less: bond issuance costs	(15)	(16)
Total debt	611	610
$575 million secured bond
In July 2023, Seadrill issued $500 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 in an offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. Subsequently, in August 2023, Seadrill issued an additional $75 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 (the "Incremental Notes"), maturing on August 1, 2030 (together the "Notes"). The Incremental Notes were issued at 100.75% of par.

Revolving credit facility
On July 27, 2023, Seadrill Limited, along with its subsidiary, Seadrill Finance Limited ("Seadrill Finance"), established a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"). The commitments under the Revolving Credit Facility, which carries a five-year term, became available for drawdown on July 27, 2023. The Revolving Credit Facility permits borrowings of up to $225 million in revolving credit for working capital and other corporate purposes and includes an "accordion feature" allowing Seadrill to increase this limit by up to an additional $100 million, subject to agreement from the lenders. It also includes a provision for issuing letters of credit up to $50 million. The Revolving Credit Facility incurs interest at a rate equal to a specified margin plus the Secured Overnight Financing Rate ("SOFR"). This facility has not been drawn to date. Seadrill is required to pay a quarterly commitment fee on any unused portion of the revolving credit.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unsecured senior convertible bond
The $50 million unsecured senior convertible bond (the "unsecured senior convertible bond"), issued on emergence from Chapter 11, has a maturity of August 2028 and bears interest, payable quarterly in cash, at the Term SOFR (as defined in the Note Purchase Agreement dated as of February 22, 2022, as amended (the "Note Purchase Agreement"), plus 6% on the aggregate principal amount of $50 million. The bond is convertible (in full and not in part) into Shares at a conversion rate of 52.6316 Shares per $1,000 principal amount of the bond, subject to certain adjustments set forth in the Note Purchase Agreement relating to the unsecured senior convertible bond. If not converted, a bullet repayment will become due on the maturity date.
Note 10 – Related party transactions
As of March 31, 2025, our major related party is the Sonadrill joint venture, over which we hold significant influence.
Related party revenue
Our related party revenues include the following:

	Three months ended March 31,
(In $ millions)	2025	2024
Management fees revenues (a)	58	55
Add-on services	3	3
Reimbursable revenues (b)	10	4
Leasing revenues (c)	8	11
Other	—	3
Total related party operating revenues	79	76
(a) Seadrill provides management and administrative services and operational and technical support services to Sonadrill. These services were charged on a dayrate basis.
(b) Reimbursable revenues relate to Sonadrill project work on the Libongos, Quenguela and West Gemini rigs.
(c) During the first quarter of 2025, we earned leasing revenues on the charter of the West Gemini to Sonadrill. During the first quarter of 2024, we also earned leasing revenues from the West Castor, West Telesto, and West Tucana, which were leased to Gulfdrill, up to their disposal in June 2024.
Related party balances
As of March 31, 2025, Sonadrill prepaid management fees of $1 million to Seadrill (December 31, 2024: $7 million). These balances are recorded in "Other current liabilities" within our unaudited Condensed Consolidated Balance Sheets.
Note 11 – Fair value of financial instruments
Fair value of financial instruments measured at amortized cost
The carrying value and estimated fair value of our financial instruments that are measured at amortized cost as of the dates specified are as follows:

	March 31, 2025		December 31, 2024
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$575 million secured bond (Level 1)	575	561	587	560
Unsecured senior convertible bond - debt component (Level 3)	56	50	56	50
Fair value is a market-based measurement, not an entity-specific measurement, and is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level 3 of the hierarchy).
Financial instruments categorized as level 1
The fair value of the $575 million secured bond is based on market traded value. We have categorized this at level 1 on the fair value measurement hierarchy.
Financial instruments categorized as level 3
The fair value attributed to the unsecured senior convertible bond is bifurcated into two elements: the straight debt component is derived through a discounted cash flow approach, and the conversion option is derived through an option pricing model, which forecasts equity volatility and compares the potential conversion redemption against historical and implied equity movements in comparable companies in our industry. The conversion option was recorded in equity at the point the bond was issued and, therefore, has not been included in the table above.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in our unaudited Condensed Consolidated Balance Sheets approximate fair value.
Financial instruments measured at fair value on a recurring basis
The carrying value and estimated fair value of our financial instruments that are measured at fair value on a recurring basis as of the dates specified are as follows:

	March 31, 2025		December 31, 2024
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Assets
Cash and cash equivalents (Level 1)	404	404	478	478
Restricted cash (Level 1)	26	26	27	27
Level 1 fair value measurements
The carrying value of cash and cash equivalents and restricted cash, which are highly liquid, is a reasonable estimate of fair value and are categorized at level 1 of the fair value hierarchy.
Note 12 – Common shares
Share capital as of March 31, 2025 and December 31, 2024 was as follows:

	Issued and fully paid share capital
	Shares	Par value per share ($)	$ thousands
As of December 31, 2024	62,154,422	0.01	622
Vesting of restricted stock units	8,606	0.01	—
As of March 31, 2025	62,163,028	0.01	622
Share transactions for period presented
During the three months ended March 31, 2025, 8,606 Shares were issued relating to the vesting of restricted stock units under the Company's share based compensation plan.
Note 13 – Commitments and contingencies
We recognize loss contingencies in the unaudited Condensed Consolidated Financial Statements where it is probable that an outflow of economic benefits will be required to settle an obligation, and the amount is reasonably estimable. An adverse outcome in a matter described below could have an adverse effect on Seadrill's operating results, cash flows and financial position.
Legal Proceedings
SFL Hercules Ltd
On March 5, 2023, Seadrill was served with a claim from SFL Hercules Ltd., filed in the Oslo District Court in Norway, relating to our redelivery of the rig West Hercules to SFL Corporation Ltd. ("SFL") in December 2022. On February 6, 2025, the Oslo District Court delivered a judgment in favor of SFL Hercules Ltd. ordering Seadrill to pay SFL approximately $37 million plus interest and legal costs of approximately $11 million. Seadrill intends to vigorously contest the judgment and filed an appeal on March 5, 2025. The timing of resolution and ultimate amount due, if any, cannot be predicted at this time.
Sonadrill fees claim
In March 2023, Seadrill was served with a claim from an individual (the “Claimant”) filed in the High Court of Justice, Business and Property Courts of England and Wales, King's Bench Division, Commercial Court. The Claimant alleges breach of contract and unjust enrichment damages of approximately $72 million related to an alleged failure by the Company to pay the Claimant a fee for services in arranging the Sonadrill joint venture. The case concluded on March 18, 2025, and we are awaiting the High Court's judgment, which we expect to receive by end of the second quarter of 2025.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nigerian Cabotage Act litigation
In November 2015, the Nigerian Maritime Administration and Safety Agency ("NMASA") issued a detention in respect of the rig West Capella for failure to comply with requirements of the Coastal and Inland Shipping (Cabotage) Act 2003 (the "Cabotage Act"), specifically, failure to pay a Cabotage fee of 2% on contract revenue. While the named party is Seadrill Mobile Units Nigeria Ltd (previously an Aquadrill entity, acquired by Seadrill upon the merger of Seadrill and Aquadrill) ("SMUNL"), the matter relates to three rigs: the West Capella, West Saturn and West Jupiter. SMUNL commenced proceedings in May 2016 against the Honourable Minister for Transportation, the Attorney General of the Federation and NMASA with respect to interpretation of the Cabotage Act. On June 14, 2019, the Federal High Court of Nigeria delivered a judgment (1) finding that: (a) Drilling operations fall within the definition of "Coastal Trade" or "Cabotage" under the Cabotage Act and (b) Drilling Rigs fall within the definition of "Vessels" under the Cabotage Act, and (2) directing SMUNL to deduct 2%, or approximately $69 million, of their contract value and remit the same to NMASA. On June 24, 2019, the Court of Appeals sitting in Lagos ("COA") issued a conflicting judgment in Transocean Support Services Nigeria & Ors v NIMASA & Anor, finding drilling rigs cannot be deemed vessels under the Cabotage Act pending appeal. SMUNL filed an appeal to the COA on July 22, 2019, and applied to the Federal High Court for an injunction pending appeal to prevent enforcement. Due to the volume of cases currently being handled by the COA, the Registry of the COA is yet to schedule the hearing date for the appeal. Although we intend to strongly pursue this appeal, we cannot predict the outcome of this case.
Brazil tax audit
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing tax audit relating to years 2009 and 2010, which is being litigated through the Brazilian courts. The initial court ruled in favor of Seadrill Brazil, but the appellate court reversed the lower court decision in September 2023 and ruled in favor of the tax authorities, assessing a tax and interest thereon of approximately $70 million. We will vigorously defend our position and, in the first quarter of 2024, our appeal was admitted by the higher courts, but the ultimate timing and outcome of this litigation cannot be determined. There are additional open cases relating to years 2012, 2016, and 2017, where a similar principle is being contested but they are not as far advanced through the courts, for an aggregate assessed amount, including tax and interest, of approximately $75 million.
In order to litigate the tax audit relating to years 2009 and 2010, Seadrill Brazil has entered into an agreement for an insurance bond of BRL405 million ($70 million as of March 31, 2025), which is supported by a parent company guarantee.
Sete Brazil claim
On January 6, 2025, Seadrill Brazil received notices from Petroleo Brasileiro S.A. ("Petrobras") asserting delay penalties against Seadrill Brazil relating to drillships to be operated in Brazil by Seadrill Brazil pursuant to the Sete Brazil Project, an initiative aimed at constructing a fleet of 28 offshore drilling rigs to support Petrobras. The alleged penalties arise from contracts awarded in relation to the Sete Brazil Project in 2012 for three drillships that were to be constructed by Sete Brazil and operated by Seadrill, but were never completed. Sete Brazil was eventually declared bankrupt by the Brazilian courts in December 2024 although that bankruptcy is presently suspended. The aggregate amount claimed by Petrobras as of the date of receipt of the notices was approximately $213 million in delay penalties, with the potential for further delay penalties to be assessed ratably over the remaining term of the drilling contracts for the three Sete drillships. The contracts limit aggregate delay penalties to 10% of the total "estimated contract value," as defined in the contract. Petrobras has indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for our five drillships currently operating in Brazil, revenues related to which are included in our backlog as of March 31, 2025. No set-off right has been exercised to date. Petrobras and Seadrill have agreed to participate in voluntary mediation, and Petrobras has committed to not exercise any set-off rights pending the outcome of the mediation. We cannot predict when the mediation will commence or be completed, or what the outcome may be. Dialogue between the parties is ongoing. We are evaluating our legal options, which may include, among other things, seeking injunctive relief and asserting counterclaims against Petrobras in Brazilian courts, and seeking remedies against Petrobras under Seadrill’s prior U.S. Chapter 11 bankruptcy proceedings. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position and pursue available remedies.
Other matters
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
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previously managed rig arrangements with Sonadrill. As of March 31, 2025, we have not recognized any liabilities for these guarantees as we do not consider it probable that the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion (December 31, 2024: $1.1 billion), in the aggregate, across the three rigs operating in the joint venture on three active, and one historic, contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, as well as the Consolidated Financial Statements and related notes included in our 2024 10-K.
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A. of our 2024 10-K and "Forward-Looking Statements" in this Quarterly Report on Form 10-Q.
Our Business
Seadrill Limited is an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drillships and semi-submersible rigs for operations in shallow to ultra-deepwater in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities.
As of March 31, 2025, we owned a total of 15 drilling rigs, of which 11 were operating (inclusive of one leased to the Sonadrill joint venture) and four were stacked. The operating units include ten floaters (comprising seven 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment jackup. In addition to our owned assets, as of March 31, 2025, we managed two 7th generation drillships owned by Sonangol EP.
Significant Developments
U.S. global trade policy changes
Recently announced changes and proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have caused high volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S., including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations.
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
The contract backlog for our fleet was as follows as of the dates specified:

(In $ millions)	March 31, 2025	December 31, 2024
Drilling contracts	2,802	3,034
Other	112	146
Total contract backlog	2,914	3,180
Our contract backlog includes only firm commitments represented by signed drilling contracts. The full contractual operating dayrate may differ from the actual dayrate we ultimately receive. For example, an alternative contractual dayrate, such as a waiting‑on‑weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances. The contractual operating dayrate may also differ from the actual dayrate we ultimately receive because of several other factors, including rig downtime or suspension of operations. In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period.
We estimate the March 31, 2025 contract backlog to be realized over the following periods:

(In $ millions)		Year ending December 31,
Contract backlog	Total	2025 (1)	2026	2027	Thereafter
Drilling contracts	2,802	810	823	737	432
Other	112	112	—	—	—
Total	2,914	922	823	737	432

(1) Remainder of 2025.
The actual amounts of revenues earned and the actual periods during which revenues are earned will differ from the amounts and periods shown in the tables above due to various factors, including shipyard and maintenance, survey, upgrades and regulatory projects, unplanned downtime and other factors that result in a lower applicable dayrate than the full contractual operating dayrate. Additional factors that could affect the amount and timing of actual revenue to be recognized include customer liquidity issues and contract terminations, which are available to our customers under certain circumstances.

Business Environment
The table below shows the average oil price for the three months ended March 31, 2025 and for each of the three preceding years. The Brent oil price as of May 7, 2025 was $61/bbl.

	Mar-2025	Dec-2024	Dec-2023	Dec-2022
Average Brent oil price ($/bbl)	75	80	82	101
Source: Bloomberg
In recent years, oil prices have generally remained at levels that support offshore exploration and development activity, where global rig demand has been steady. This level of demand was sustained by the combination of commodity prices, heightened focus on energy security, and relative attractiveness of offshore plays with respect to both cost and carbon emissions.
The price of Brent oil averaged $76 per barrel during the three months ended March 31, 2025, down from $80 per barrel in 2024. Global growth in the production of oil and slower growth in demand has put downward pressure on prices.
As a result, uncertainty persists in the market in light of concerns over global economic conditions, government trade policies and output increases by the Organization of Petroleum Exporting Countries and other major international producers. This has led to the continued deferral of offshore capital expenditures and contracting of offshore drilling services, and could have a negative impact on future demand for offshore drilling services. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs and the prices of goods and services required to reactivate or operate rigs.
The table below shows the global number of rigs on contract and marketed utilization for the three months ended March 31, 2025 and for each of the three preceding years:

	Mar-2025	Dec-2024	Dec-2023	Dec-2022
Contracted rigs
Benign environment floater	117	124	119	111
Harsh environment floater	20	22	26	26
Harsh environment jackup	28	28	28	31
Marketed utilization
Benign environment floater	81%	84%	85%	81%
Harsh environment floater	84%	93%	93%	82%
Harsh environment jackup	90%	90%	83%	92%
Source: S&P Global
Global benign-environment floaters
Marketed utilization decreased in the first three months of 2025 compared to the previous year, primarily as a result of rigs coming off contract and not being recontracted in direct continuation or delayed recontracting due to deferred capital expenditures.
Global harsh environment units
Marketed utilization for harsh environment floaters decreased during the first three months of 2025 compared to the previous year, primarily as a result of the reduction in contracted units. The utilization levels are expected to remain consistent or drop further through the remainder of 2025 due to limited expected incremental demand.
The marketed utilization for harsh environment jackups remained relatively consistent during the first three months of 2025 compared to the previous year, as there were no significant changes to the supply and demand balance.
Results of operations
The tables included below set out financial information for the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Operating revenues	335	367	(32)	(9)%
Operating expenses	(317)	(303)	(14)	5%
Other operating items	—	16	(16)	(100)%
Operating profit	18	80	(62)	(78)%
Interest expense	(15)	(15)	—	—%
Financial and non-operating items	(2)	5	(7)	(140)%
Profit before income taxes	1	70	(69)	(99)%
Income tax expense	(15)	(10)	(5)	50%
Net (loss)/income	(14)	60	(74)	(123)%

1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Contract revenues (a)	248	275	(27)	(10)%
Reimbursable revenues (b)	15	20	(5)	(25)%
Management contract revenues (c)	61	58	3	5%
Leasing revenues (d)	8	11	(3)	(27)%
Other revenues	3	3	—	—%
Total operating revenues	335	367	(32)	(9)%
a) Contract revenues
Contract revenues represent the revenues we earn from contracting our drilling units to customers, primarily on a dayrate basis, and are predominately driven by the average number of rigs under contract during a period, the average dayrates earned and economic utilization achieved by those rigs under contract. We have set out movements in these key indicators of performance in the sections below.
i.Average number of rigs on contract
We calculate the average number of rigs on contract by dividing the aggregate days our rigs were on contract during the reporting period by the number of days in that reporting period.
The average number of rigs on contract decreased from ten in the three months ended March 31, 2024 to nine in the three months ended March 31, 2025, resulting in a $42 million decrease in contract revenues in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
The decrease was primarily driven by the West Phoenix being stacked through the first quarter of 2025, along with the West Neptune and West Capella operating for fewer days during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. These impacts were partially offset by the Sevan Louisiana operating for more days during the three months ended March 31, 2025 compared to not operating during the three months ended March 31, 2024 due to its special periodic survey. The West Auriga and West Polaris also commenced work in Brazil in December 2024 and February 2025, respectively, and therefore, were operating for more days during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned for the three months ended March 31, 2025 was $323 thousand compared to $300 thousand for the three months ended March 31, 2024, resulting in a $26 million increase in contract revenues in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
The increase was driven by higher dayrates for the West Neptune and West Vela operating in the U.S. Gulf of America, West Auriga and West Polaris operating in Brazil, and the West Capella operating in Korea during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
iii.Economic utilization for rigs on contract
We define economic utilization as dayrate revenue earned during the period, excluding bonuses, divided by the contractual operating dayrate multiplied by the number of days on contract in the period. If a drilling unit earns its full operating dayrate throughout a reporting period, its economic utilization would be 100%. However, there are many situations that give rise to a dayrate being earned that is less than the contractual operating rate, such as planned downtime for maintenance. In such situations, economic utilization reduces below 100%.
The economic utilization for the three months ended March 31, 2025 was 84%, compared to 97% for the three months ended March 31, 2024, resulting in a $22 million decrease in contract revenues in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease during the first quarter of 2025 was primarily due to unplanned downtime related to regulatory matters impacting the West Tellus, and downtime on the West Polaris and West Auriga .
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

Amortization of deferred mobilization revenues increased by $11 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was primarily attributable to mobilization fees received on the West Capella, West Polaris and West Auriga, which commenced operations within the last six months.

b) Reimbursable revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel and other services provided at their request in accordance with a drilling contract. We classify such revenues as reimbursable revenues.
The decrease of $5 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to additional reimbursable services provided to the Libongos and Quenguela for long-term maintenance during the three months ended March 31, 2024, which did not recur during the three months ended March 31, 2025.
c) Management contract revenues
Management contract revenues include revenues related to contracts where we provide management, operational and technical support services and are comprised of revenues from our joint venture, Sonadrill, relating to the Libongos, Quenguela and the West Gemini.
Management contract revenues increased by $3 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by increased management fees on the three managed rigs.
Refer to Note 10 - "Related party transactions" for additional details.
d) Leasing revenues
Leasing revenues for the three months ended March 31, 2025 represent revenue earned on the charter of the West Gemini to Sonadrill, and for the three months ended March 31, 2024, the charter of the West Castor, West Telesto and West Tucana to Gulfdrill prior to their disposal in June 2024.
Leasing revenues decreased by $3 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was attributable to the disposal of the Gulfdrill rigs in June 2024, partially offset by a higher bareboat charter rate recognized for the West Gemini during the three months ended March 31, 2025.
Refer to Note 10 - "Related party transactions" for additional details.
2) Operating expenses
Total operating expenses include vessel and rig operating expenses, reimbursable expenses, depreciation of drilling units and equipment, amortization of intangibles, management contract expenses, selling, general and administrative expenses, and merger and integration related expenses.

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Vessel and rig operating expenses (a)	(179)	(180)	1	(1)%
Reimbursable expenses	(15)	(20)	5	(25)%
Depreciation and amortization (b)	(55)	(38)	(17)	45%
Management contract expenses (c)	(45)	(38)	(7)	18%
Selling, general and administrative expenses (d)	(23)	(25)	2	(8)%
Merger and integration related expenses	—	(2)	2	(100)%
Total operating expenses	(317)	(303)	(14)	5%
a) Vessel and rig operating expenses
Vessel and rig operating expenses represent the costs we incur to operate a drilling unit that is either in operation or stacked. This includes the remuneration of offshore crews, rig supplies, expenses for repair and maintenance and onshore support costs. Vessel and rig operating expenses are mainly driven by rig activity. On average, we incur higher vessel and rig operating expenses when a rig is operating compared to when it is stacked. For stacked rigs, we incur higher vessel and rig expenses for warm stacked rigs compared to cold stacked rigs. We incur one-time costs for activities such as preservation and severance when we cold stack a rig. We also incur significant costs when re-activating a rig from cold stack, a proportion of which is expensed as incurred. Where a rig is leased to another operator, the majority of vessel and rig expenses are incurred by the operator.
Vessel and rig operating expenses remained consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, there was a $33 million decrease in vessel and rig operating expenses compared to the three months ended March 31, 2024, primarily due to lower managed service agreement fees, as the rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties, as well as lower vessel and rig operating expenses related to the West Phoenix, which was stacked through the first quarter of 2025. This was offset by an increase in vessel and rig operating expenses of $32 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily related to the West Auriga and West Polaris commencing operations in Brazil, along with increased repair and maintenance costs across the fleet.

b) Depreciation and amortization
The $17 million increase in depreciation and amortization for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is mainly attributable to the capital projects on the West Auriga and West Polaris and unfavorable contracts being fully amortized during 2024.
Depreciation of drilling units and equipment
We record depreciation expense to reduce the carrying value of drilling unit and equipment balances to their residual value over their expected remaining useful economic lives.
Depreciation increased by $13 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, mainly attributable to the capital projects on the West Auriga and West Polaris related to preparations for the recently commenced contracts in Brazil.
Amortization of intangibles
Amortization increased by $4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, mainly attributable to unfavorable contracts being fully amortized during 2024 related to the West Auriga and West Vela.
c) Management contract expenses
Management contract expenses include costs related to Sonadrill's rigs, Quenguela and Libongos, and the Seadrill rig leased to Sonadrill, the West Gemini.
Management contract expenses increased by $7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to higher repair and maintenance and personnel costs.
d) Selling, general and administrative expenses
Selling, general and administrative expenses include the cost of our corporate and regional offices, certain legal and professional fees as well as the remuneration and other compensation of our officers, directors and employees engaged in central management and administration activities. Selling, general and administrative expense decreased by $2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower costs attributable to the closure of our London office, offset by higher professional fees.
3) Other operating items

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Other operating income (a)	—	16	(16)	(100)%
Total other operating items	—	16	(16)	(100)%
a) Other operating income
Other operating income of $16 million for the three months ended March 31, 2024 relates to the recovery of historical import duties in the form of tax credits following the approval by the applicable tax authorities, which did not recur in the three months ended March 31, 2025.
4) Interest expense

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest on debt facilities (a)	(14)	(14)	—	—%
Other	(1)	(1)	—	—%
Total interest expense	(15)	(15)	—	—%
a) Interest on debt facilities
We incur interest on our debt facilities as summarized below:

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
$575 million secured bond	(12)	(12)	—	—%
Unsecured senior convertible bond	(2)	(2)	—	—%
Total interest on debt facilities	(14)	(14)	—	—%

5) Financial and non-operating items

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest income (a)	4	7	(3)	(43)%
Equity in earnings of equity method investments (net of tax) (b)	8	4	4	100%
Other financial and non-operating items (c)	(14)	(6)	(8)	133%
Total financial and non-operating items	(2)	5	(7)	(140)%
a) Interest income
Interest income relates to interest earned on bank deposits. The $3 million decrease in interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to the decrease in cash and cash equivalents.
b) Equity in earnings of equity method investments (net of tax)
The income during the three months ended March 31, 2025 and the three months ended March 31, 2024 relates to Seadrill's proportion of profits from Sonadrill.
The increase of $4 million in the equity in earnings of equity method investments (net of tax) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to increased operating dayrates on the West Gemini and Quenguela.
c) Other financial and non-operating items
Other financial items increased by $8 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily related to a provision recognized related to assets sold in 2023.
6) Income tax expense
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities related to our ownership and operation of drilling units and may vary significantly depending on jurisdictions and contractual arrangements. In most cases, the calculation of taxes is based on net income or deemed income, the latter generally being a function of gross revenue.
The $5 million increase in tax expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the recognition, during the three months ended March 31, 2024, of a deferred tax benefit of $8 million attributable to changes in valuation allowances established for Switzerland and Brazil, partially offset by a $3 million charge recognized in the three months ended March 31, 2024, related to the tax effect of import duty credits in Brazil. The increase in tax expense also reflects changes in the Company's mix of pre-tax income among tax jurisdictions.
Liquidity and Capital Resources
1) Capital allocation framework and Share repurchase program
In July 2023, in connection with the issuance of the Notes, Seadrill announced capital allocation principles designed to prioritize a conservative capital structure and liquidity position, focused capital investment in its fleet, and returns to shareholders. Within this framework, Seadrill intends to maintain a net leverage target of less than 1.0x under current market conditions, with a maximum through-cycle net leverage target of less than 2.0x. Seadrill also intends to maintain a strong liquidity position to provide resilience even in a downturn scenario by establishing a target minimum cash-on-hand of $250 million. Further, Seadrill intends to evaluate the potential for accretive additions in core asset categories.
So long as Seadrill is able to meet its net leverage and liquidity targets on a forward-looking basis, as well as comply with its Revolving Credit Facility covenant requirements, Seadrill would seek to provide a return to our shareholders of at least 50% of Free Cash Flow (defined as cash flows from operating activities minus capital expenditures) in the form of Share repurchases or dividends. Seadrill will consider additional returns to shareholders from the proceeds of any asset sales in the absence of identified, accretive opportunities. Dividends and Share repurchases will be authorized and determined by the Board of Directors in its sole discretion and depend upon a number of factors, including those described above, its future prospects, market trend evaluation and such other factors as the Board of Directors may deem relevant. Please see Item 1A. "Risk Factors - Financial and Tax Risks - We may be unable to meet our capital allocation framework goal of returning at least 50% of Free Cash Flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our Shares" in Part I of our 2024 10-K.
During the second quarter of 2024, the Company's Board of Directors authorized a new $500 million Share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023 ("Current Repurchase Program"). Under the Current Repurchase Program, the Board authorized the Company to purchase up to $300 million of the Company's Shares in 2024. The Company has repurchased an aggregate of 6,714,252 Shares with a weighted average Share price of $43.52, amounting to $292 million. On September 30, 2024 and December 16, 2024, the Company canceled 4,213,349 and 2,500,903 treasury Shares, respectively, repurchased under this program.

During the first quarter of 2025, the Company did not repurchase Shares, and therefore, as of March 31, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program. During the three months ended March 31, 2024, the Company repurchased 2,626,429 Shares with a weighted average Share price of $45.23, amounting to $119 million. The Company cancelled these treasury Shares, on June 28, 2024.

While the Current Repurchase Program has a fixed expiration, it may be modified, suspended or discontinued at any time. Shares may be repurchased at any time and from time to time under the program in open market purchases, privately negotiated purchases, block trades, tender offers, accelerated Share repurchase transactions or other derivative transactions, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. The Company is under no obligation to purchase any Shares in respect of the repurchase program. The manner, timing, pricing and amount of any repurchases may be based upon a number of factors, including market conditions, the Company's financial position and capital requirements, financial conditions, competing uses for cash, statutory solvency requirements, the restrictions in the Company's debt agreements and other factors.

The Company may continue Share repurchases pursuant to the Current Repurchase Program at the Board's discretion. While we intend to announce the initiation of any Board approved repurchase programs in the future, as well as periodic information required under U.S. securities laws and regulations, we do not intend to announce any sub-authorizations for Share repurchases made pursuant to the Current Repurchase Program or any successor program given that we are no longer required to comply with European regulations requiring onerous disclosure in connection with repurchase programs.
2) Liquidity
Our level of liquidity fluctuates depending on a number of factors. These include, among others, our drilling units being on contract, economic utilization achieved, average contract dayrates, timing of accounts receivable collection, capital expenditures for rig upgrades and reactivation projects and timing of payments for operating costs and other obligations.
As of March 31, 2025, Seadrill had available liquidity of $629 million, which consisted of unrestricted cash of $404 million and available borrowings under our Revolving Credit Facility of $225 million. Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next 12 months.
The table below shows unrestricted cash balances and total available liquidity as of each date presented.

(In $ millions)	March 31, 2025	December 31, 2024
Unrestricted cash	404	478
Undrawn Revolving Credit Facility	225	225
Total available liquidity	629	703
We have shown our sources and uses of cash by category of cash flows in the table below:

	Three months ended March 31,
(In $ millions, except percentages)	2025	2024	Change	Change %
Net cash (used in)/provided by operating activities (a)	(27)	29	(56)	(193)%
Net cash used in investing activities (b)	(49)	(23)	(26)	113%
Net cash used in financing activities (c)	—	(119)	119	(100)%
Effect of exchange rate changes in cash	1	(3)	4	(133)%
Change in period	(75)	(116)	41	(35)%
a) Net cash (used in)/provided by operating activities
Cash flows from operating activities includes cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.
Net cash used in operating activities during the three months ended March 31, 2025 was $27 million compared to net cash provided by operating activities of $29 million for the three months ended March 31, 2024. The $56 million decrease was primarily related to disbursements to suppliers, additions to long-term maintenance projects on the West Neptune, West Vela and West Gemini, along with contract preparation costs incurred for the West Polaris. These were partially offset by increased receipts from customers, including mobilization fees associated with the commencement of the West Polaris' contract in Brazil.
b) Net cash used in investing activities
The $49 million cash used in investing activities during the three months ended March 31, 2025 was primarily related to capital expenditures on the West Neptune, West Elara and West Auriga and the acquisition of capital spares.
The $23 million cash used in investing activities during the three months ended March 31, 2024 was mainly due to capital expenditures on the West Auriga and West Polaris, preparing for their contracts in Brazil with Petrobras.
c) Net cash used in financing activities
The $119 million cash used in financing activities during the three months ended March 31, 2024 was related to Share repurchases.

3) Borrowing Activities
An overview of our debt as of March 31, 2025, divided into (i) secured debt and (ii) unsecured senior convertible bond, is presented in the table below:

(In $ millions)	Principal Value as of March 31, 2025	Debt Premium	Debt Issuance Costs	Carrying Value as of March 31, 2025	Maturity Date
Bonds
$575 million secured bond	575	1	(15)	561	August 2030
Unsecured
$50 million senior convertible bond	50	—	—	50	August 2028
Total debt	625	1	(15)	611
Collateral package
Revolving Credit Facility
In July 2023, the Company entered into a $225 million, 5-year Senior Secured Revolving Credit Agreement in respect of the Revolving Credit Facility (the "Credit Agreement"). Seadrill Finance is the borrower under the Credit Agreement, and the facility is secured by first priority liens on substantially all of the Company's rigs and related assets, other than non-core assets. The Company, and certain of its subsidiaries that own collateral or are otherwise material, guarantee the obligations under the Credit Agreement. The loans outstanding under the Credit Agreement bear interest at a rate per annum equal to the applicable margin plus, at Seadrill Finance's option, either: (i) the Term SOFR (as defined in the Credit Agreement) plus 0.10%; or (ii) the Daily Simple SOFR (as defined in the Credit Agreement) plus 0.10%. For both the Term SOFR loans and Daily Simple SOFR loans, the applicable margin is initially 2.75% per annum and may vary based on Seadrill's Credit Ratings (as defined in the Credit Agreement), from 2.50% to 3.50% per annum. A commitment fee is incurred under the Revolving Credit Facility on undrawn amounts, at a rate of 0.5% per annum to and including July 27, 2026, 0.75% per annum from and including July 28, 2026 to and including July 27, 2027, and 1.00% per annum thereafter.
$575 million Notes Offerings
In July 2023, Seadrill Finance issued the Notes in a private offering. The Notes mature on August 1, 2030. The Notes are guaranteed by the Company and the same subsidiaries of the Company that guarantee the Credit Agreement. The Notes are secured by a second priority lien on the same assets that secure the Credit Agreement.
For further details on these facilities please refer to Note 9 – "Debt" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.
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
As of March 31, 2025, Seadrill was in compliance with these financial covenants.
Critical Accounting Estimates
The preparation of our unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that we believe to be reasonable. Critical accounting estimates are important to the portrayal of both our financial position and results of operations and require us to make subjective or complex assumptions or estimates about matters that are uncertain. Actual results may differ from these estimates.
For a discussion of our critical accounting estimates, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in our 2024 10-K. As of March 31, 2025, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including foreign exchange risk and interest rate risk. Our policy is to reduce our exposure to these risks, where possible, within boundaries deemed appropriate by our management team. This may include the use of derivative instruments. There have been no material changes to our market risks as of and for the three months ended March 31, 2025, as compared to the information previously reported under Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2025. Based on that evaluation and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, providing effective means to ensure the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in "Note 13 – Commitments and contingencies" to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q, we were involved in a number of lawsuits, regulatory matters, disputes, and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Additional information regarding legal proceedings is presented in "Note 13 - Commitments and contingencies" to our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our 2024 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2025, the Company did not repurchase Shares, and therefore, as of March 31, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1
Certificate of Incorporation of Seadrill 2021 Limited delivered October 21, 2021 (incorporated by reference to Exhibit 1.1 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).

3.2	Memorandum of Association of Seadrill 2021 Limited (incorporated by reference to Exhibit 1.2 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).
3.3
Certificate of Deposit of Memorandum of Increase of Share Capital of Seadrill Limited (incorporated by reference to Exhibit 1.3 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).

3.4
Certificate of Change of Name from Seadrill 2021 Limited to Seadrill Limited delivered February 22, 2022 (incorporated by reference to Exhibit 1.5 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).

3.5	Bye-Laws of Seadrill Limited (incorporated by reference to Exhibit 1.4 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).
10.1*	2025 Short Term Incentive Plan Summary.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEADRILL LIMITED
Date: May 12, 2025
	By:	/s/ Grant Creed Grant Creed Executive Vice President and Chief Financial Officer (duly authorized officer, principal financial officer, principal accounting officer)