Form 10-Q
period 2025-06-30
Seadrill Ltd
filed 2025-08-07
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number: 001-39327

SEADRILL LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda	98-1834031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11025 Equity Dr., Suite 150, Houston, Texas, United States of America	77041
(Address of principal executive offices)	(Zip Code)

+1	(713)	329-1150
(Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Shares, par value $0.01 per share	SDRL	New York Stock Exchange

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

As of August 1, 2025, 62,225,383 common shares of the registrant were outstanding.

SEADRILL LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, those regarding the Company's outlook, plans, strategies, business prospects, financial performance, operations, litigation, rig activity and changes and trends in its business and the markets in which it operates, are forward-looking statements. These forward-looking statements can often, but not necessarily, be identified by the use of forward-looking terminology, including the terms "assumes", "projects", "forecasts", "estimates", "expects", "anticipates", "believes", "plans", "intends", "may", "might", "will", "would", "can", "could", "should" or, in each case, their negative, or other variations or comparable terminology. These statements are based on management's current plans, expectations, assumptions and beliefs concerning future events impacting the Company and therefore involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: those described under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") on February 27, 2025 (the "2024 10-K"), offshore drilling market conditions including supply and demand, dayrates, customer drilling programs and effects of new or reactivated rigs on the market, contract awards and rig mobilizations, contract backlog, dry-docking and other costs of maintenance, special periodic surveys, upgrades and regulatory work for the drilling units in the Company's fleet, the performance of the drilling units in the Company's fleet, delay in payment or disputes with customers, the Company's ability to successfully employ its drilling units, procure or have access to financing, ability to comply with loan covenants, fluctuations in the international price of oil, international financial market conditions, U.S. trade policy and tariffs and worldwide reactions thereto, inflation, changes in governmental regulations that affect the Company or the operations of the Company's fleet, increased competition in the offshore drilling industry, the review of competition authorities, the impact of global economic conditions and global health threats, pandemics and epidemics, our ability to maintain relationships with suppliers, customers, employees and other third parties, our ability to maintain adequate financing to support our business plans, our ability to successfully complete and realize the intended benefits of any mergers, acquisitions and divestitures, and the impact of other strategic transactions, our liquidity and the adequacy of cash flows to satisfy our obligations, future activity under and in respect of the Company's share repurchase program, our ability to satisfy (or timely cure any noncompliance with) the continued listing requirements of the New York Stock Exchange, the cancellation of drilling contracts currently included in reported contract backlog, losses on impairment of long-lived fixed assets, shipyard, construction and other delays, the results of meetings of our shareholders, political and other uncertainties, including those related to the conflicts in Ukraine and the Middle East, and any related sanctions, the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, including any litigation related to acquisitions or dispositions, the concentration of our revenues in certain geographical jurisdictions, limitations on insurance coverage, our ability to attract and retain skilled personnel on commercially reasonable terms, the level of expected capital expenditures, our expected financing of such capital expenditures and the timing and cost of completion of capital projects, fluctuations in interest rates or exchange rates and currency devaluations relating to foreign or U.S. monetary policy, tax matters, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, legal and regulatory matters in the jurisdictions in which we operate, customs and environmental matters, the potential impacts on our business resulting from decarbonization and emissions legislation and regulations, the impact on our business from climate change generally, the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems, and other important factors described from time to time in the reports filed or furnished by us with the SEC. The foregoing risks and uncertainties are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. In many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to any person(s) acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by securities laws.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In $ millions, except per share data)	2025	2024	2025	2024
Operating revenues
Contract revenues	288	267	536	542
Reimbursable revenues (1)	16	15	31	35
Management contract revenues (1)	65	65	126	123
Leasing revenues (1)	8	26	16	37
Other revenues (1)	—	2	3	5
Total operating revenues	377	375	712	742
Operating expenses
Vessel and rig operating expenses	(180)	(165)	(359)	(345)
Reimbursable expenses	(16)	(14)	(31)	(34)
Depreciation and amortization	(56)	(43)	(111)	(81)
Management contract expenses	(93)	(41)	(138)	(79)
Selling, general and administrative expenses	(26)	(24)	(49)	(49)
Merger and integration related expenses	—	(3)	—	(5)
Total operating expenses	(371)	(290)	(688)	(593)
Other operating items
Gain on disposals	—	203	—	203
Other operating income	—	—	—	16
Total other operating items	—	203	—	219
Operating profit	6	288	24	368
Financial and other non-operating items
Interest income	3	7	7	14
Interest expense	(15)	(16)	(30)	(31)
Equity in earnings/(losses) of equity method investments (net of tax)	6	(15)	14	(11)
Other financial and non-operating items	(13)	(8)	(27)	(14)
Total financial and other non-operating items, net	(19)	(32)	(36)	(42)
(Loss)/profit before income taxes	(13)	256	(12)	326
Income tax expense	(29)	(3)	(44)	(13)
Net (loss)/income	(42)	253	(56)	313
Basic (LPS)/EPS ($)	(0.68)	3.61	(0.91)	4.41
Diluted (LPS)/EPS ($)	(0.68)	3.49	(0.91)	4.27
(1) Includes revenue from related parties of $79 million and $158 million, for the three and six months ended June 30, 2025, respectively, and $96 million and $172 million for the three and six months ended June 30, 2024, respectively. Refer to Note 10 - "Related party transactions" for further details.

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In $ millions, except share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	393	478
Restricted cash	26	27
Accounts receivables, net	192	193
Other current assets	212	230
Total current assets	823	928
Non-current assets
Equity method investments	82	68
Drilling units, net of accumulated depreciation of 553 as of June 30, 2025 (December 31, 2024: 430)	2,970	2,946
Deferred tax assets	50	63
Equipment	5	5
Other non-current assets	140	146
Total non-current assets	3,247	3,228
Total assets	4,070	4,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	73	118
Other current liabilities	368	383
Total current liabilities	441	501
Non-current liabilities
Long-term debt	612	610
Deferred tax liabilities	12	11
Other non-current liabilities	134	116
Total non-current liabilities	758	737
Commitments and contingencies (see Note 13)
Shareholders' equity
Common shares of par value $0.01 per share: 375,000,000 shares authorized as of June 30, 2025 (December 31, 2024: 375,000,000) and 62,225,301 issued as of June 30, 2025 (December 31, 2024: 62,154,422)	1	1
Additional paid-in capital	1,978	1,969
Accumulated other comprehensive income	1	1
Retained earnings	891	947
Total shareholders' equity	2,871	2,918
Total liabilities and shareholders' equity	4,070	4,156

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In $ millions)	2025	2024
Cash flows from operating activities
Net (loss)/income	(56)	313
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	111	81
Gain on disposal of assets	—	(203)
Equity in (earnings)/losses of equity method investments (net of tax)	(14)	11
Deferred tax expense/(benefit)	14	(7)
Unrealized (gain)/loss on foreign exchange	(2)	5
Amortization of debt issue costs	2	2
Share based compensation expense	9	7
Other	27	—
Other cash movements in operating activities
Additions to long-term maintenance	(98)	(89)
Changes in operating assets and liabilities
Trade accounts receivable	(7)	37
Trade accounts payable	(41)	27
Prepaid expenses/accrued revenue	1	(12)
Deferred revenue	(1)	21
Deferred mobilization costs	26	(23)
Related party receivables	—	(22)
Other assets	(4)	(3)
Other liabilities	17	(37)
Net cash (used in)/provided by operating activities	(16)	108

Cash flows from investing activities
Additions to drilling units and equipment	(68)	(66)
Other	(4)	—
Proceeds from disposal of assets	—	338
Net cash (used in)/provided by investing activities	(72)	272

Cash flows from financing activities
Shares repurchased	—	(241)
Net cash used in financing activities	—	(241)
Effect of exchange rate changes on cash	2	(5)
Net (decrease)/increase in cash and cash equivalents, including restricted cash	(86)	134
Cash and cash equivalents, including restricted cash, at beginning of the period	505	728
Cash and cash equivalents, including restricted cash, at the end of period	419	862

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2025	1	1,969	1	947	2,918
Share based compensation	—	4	—	—	4
Net loss	—	—	—	(14)	(14)
Balance as of March 31, 2025	1	1,973	1	933	2,908
Share based compensation	—	5	—	—	5
Net loss	—	—	—	(42)	(42)
Balance as of June 30, 2025	1	1,978	1	891	2,871

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2024	1	2,480	1	501	2,983
Share based compensation	—	3	—	—	3
Shares repurchased and cancelled	—	(119)	—	—	(119)
Net income	—	—	—	60	60
Balance as of March 31, 2024	1	2,364	1	561	2,927
Share based compensation	—	4	—	—	4
Shares repurchased	—	(125)	—	—	(125)
Net income	—	—	—	253	253
Balance as of June 30, 2024	1	2,243	1	814	3,059

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
Certain reclassifications have been made to previously reported amounts to conform to the current period presentation. These reclassifications did not have a material effect on our unaudited Condensed Consolidated Financial Statements.
Significant accounting policies
Refer to Note 2 - "Accounting Policies" of our Consolidated Financial Statements from our 2024 10-K for additional information related to our significant accounting policies.
Note 2 - Revenue from contracts with customers
The following table provides information about receivables and contract liabilities from our contracts with customers, as of the dates presented:

(In $ millions)	June 30, 2025	December 31, 2024
Accounts receivable, net	192	193
Current contract liabilities (classified within other current liabilities)	(68)	(63)
Non-current contract liabilities (classified within other non-current liabilities)	(55)	(48)
Significant changes in the contract liabilities balances during the three and six months ended June 30, 2025 are as follows:

(In $ millions)	Contract Liabilities
Net contract liabilities as of January 1, 2025	(111)
Amortization of revenue included in the January 1, 2025 contract liability balance	23
Additional contract liabilities recognized, excluding amounts recognized as revenue	(39)
Net contract liabilities as of March 31, 2025	(127)
Amortization of revenue included in the March 31, 2025 contract liability balance	19
Additional contract liabilities recognized, excluding amounts recognized as revenue	(15)
Net contract liabilities as of June 30, 2025	(123)

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues are attributed to geographical locations based on the country of operations for drilling activities, i.e., the country where the revenues are generated. The following table presents our revenues by geographic area:

	Three months ended June 30,		Six months ended June 30,
(In $ millions)	2025	2024	2025	2024
Brazil	165	82	286	171
United States	106	86	186	180
Angola	84	93	166	170
Norway	22	61	45	115
Indonesia	—	40	—	77
Other (1)	—	13	29	29
Total operating revenues	377	375	712	742
(1) "Other" represents countries in which we operate that individually had revenues representing less than 10% of total operating revenues earned for any of the periods presented.
We had the following customers with revenues greater than 10% of total operating revenues in any of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Petrobras	37%	16%	33%	17%
Sonadrill	21%	23%	22%	20%
Talos	12%	—%	13%	—%
LLOG	11%	10%	—%	10%
Var Energi	—%	10%	—%	9%
Other	19%	41%	32%	44%
Note 3 – Taxation
For the three and six months ended June 30, 2025, income tax expense was $29 million and $44 million, respectively, compared to income tax expense of $3 million and $13 million for the three and six months ended June 30, 2024, respectively.
The increase in tax expense for the three and six months ended June 30, 2025, relative to the three and six months ended June 30, 2024, primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions in addition to the recognition of a tax benefit in 2024, attributable to changes in valuation allowances established for Switzerland and Brazil.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes many tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and provisions allowing accelerated tax deduction for qualified property. We will continue to evaluate the impact of the legislation to our unaudited Condensed Consolidated Financial Statements.
Note 4 – Loss/Earnings per share
The computation of basic loss/earnings per share ("(LPS)/EPS") is based on the weighted average number of common shares of the Company, par value $0.01 per share (the "Shares"), outstanding during the period. Diluted (LPS)/EPS includes the effect of the assumed conversion of potentially dilutive instruments related to the effect of the unsecured senior convertible bond and share based compensation. Refer to Note 9 – "Debt" for further details on the unsecured senior convertible bond.
The components of the numerator for the calculation of basic and diluted (LPS)/EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
(In $ millions)	2025	2024	2025	2024
Net (loss)/income available stockholders	(42)	253	(56)	313
Effect of dilution (interest on unsecured senior convertible bond)	1	2	3	3
Diluted (loss)/income available to stockholders	(41)	255	(53)	316

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of the denominator for the calculation of basic and diluted (LPS)/EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2025	2024	2025	2024
Basic (loss)/earnings per share:
Weighted average number of common shares outstanding (1)	62	70	62	71
Diluted (loss)/earnings per share:
Effect of dilution	3	3	3	3
Weighted average number of common shares outstanding adjusted for the effects of dilution	65	73	65	74

(1) Weighted average number of Shares outstanding in the three and six months ended June 30, 2024 excludes shares repurchased during the period.
The basic and diluted (LPS)/EPS were as follows:

	Three months ended June 30,		Six months ended June 30,
(In $)	2025	2024	2025	2024
Basic (loss)/earnings per share	(0.68)	3.61	(0.91)	4.41
Diluted (loss)/earnings per share (1)	(0.68)	3.49	(0.91)	4.27
(1) For the three and six months ended June 30, 2025, the effect of including all potentially dilutive instruments in the calculation resulted in decreased loss per share, which is anti-dilutive. The instruments were not included in the calculation due to their anti-dilutive effect, and, as a result, the basic and diluted loss per share are equal.
Note 5 – Restricted cash
Restricted cash as of June 30, 2025 and December 31, 2024 was as follows:

(In $ millions)	June 30, 2025	December 31, 2024
Cash held in escrow	23	23
Other	3	4
Total restricted cash	26	27
Note 6 - Other current assets
As of June 30, 2025 and December 31, 2024, other current assets included the following:

(In $ millions)	June 30, 2025	December 31, 2024
Taxes receivable	42	55
Prepaid expenses	58	57
Deferred contracts costs	73	83
Pre-funding of MSA manager arrangements	12	13
Other	27	22
Total other current assets	212	230
Note 7 – Equity method investments
As of June 30, 2025 and December 31, 2024, the carrying values of our equity method investments were as follows:

(In $ millions)	June 30, 2025	December 31, 2024
Sonadrill	82	68
Total equity method investments	82	68

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Other current and non-current liabilities
Other current liabilities
As of June 30, 2025 and December 31, 2024, other current liabilities included the following:

(In $ millions)	June 30, 2025	December 31, 2024
Accrued expenses	188	183
Employee withheld taxes, social security and vacation payments	42	64
Taxes payable	25	20
Contract liabilities	68	63
Unfavorable drilling contracts	10	19
Accrued interest expense	21	21
Other liabilities	14	13
Total other current liabilities	368	383
Other non-current liabilities
As of June 30, 2025 and December 31, 2024, other non-current liabilities included the following:

(In $ millions)	June 30, 2025	December 31, 2024
Uncertain tax positions	58	55
Contract liabilities	55	48
Unfavorable drilling contracts	—	3
Lease liabilities	7	8
Other liabilities	14	2
Total other non-current liabilities	134	116
Unfavorable drilling contracts
The following table summarizes the movement in unfavorable drilling contracts for the six months ended June 30, 2025:

(In $ millions)	Carrying amount
As of January 1, 2025	22
Amortization	(6)
As of March 31, 2025	16
Amortization	(6)
As of June 30, 2025	10
The amortization is recognized in the unaudited Condensed Consolidated Statement of Operations as "Depreciation and amortization". The weighted average remaining amortization for unfavorable contracts is nine months.
The table below shows the amounts relating to unfavorable contracts that is expected to be amortized over the following periods:

	Period ended December 31,
(In $ millions)	Remainder of 2025	2026	Total
Amortization of unfavorable contracts	7	3	10

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Debt
The table below sets out our debt agreements as of June 30, 2025 and December 31, 2024:

(In $ millions)	June 30, 2025	December 31, 2024
Secured debt:
$575 million secured bond	575	575
Total secured debt	575	575
Unsecured bond:
Unsecured senior convertible bond	50	50
Total unsecured bond	50	50
Total principal debt	625	625
Debt premium:
Premium on bond issuance	1	1
Total debt premium	1	1
Less: bond issuance costs	(14)	(16)
Total debt	612	610
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
Note 10 – Related party transactions
As of June 30, 2025, our major related party is the Sonadrill joint venture, over which we hold significant influence.
Related party revenues
Our related party revenues include the following:

	Three months ended June 30,		Six months ended June 30,
(In $ millions)	2025	2024	2025	2024
Management fees revenues (a)	62	62	120	117
Add-on services	3	3	6	6
Reimbursable revenues (b)	6	3	16	7
Leasing revenues (c)	8	26	16	37
Other	—	2	—	5
Total related party operating revenues	79	96	158	172
(a) Seadrill provides management and administrative services and operational and technical support services to Sonadrill. These services are charged on a dayrate basis.
(b) Reimbursable revenues primarily relate to Sonadrill project work on the Libongos, Quenguela and West Gemini rigs.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(c) During the first half of 2025, we earned leasing revenues on the charter of the West Gemini to Sonadrill. During the first half of 2024, we also earned leasing revenues from the West Castor, West Telesto, and West Tucana, which were leased to Gulfdrill, up to their disposal in June 2024.
Related party balances
As of June 30, 2025, there were no related party amounts owed by or owed to Seadrill. As of December 31, 2024, Sonadrill prepaid management fees of $7 million to Seadrill. This balance was recorded in "Other current liabilities" within our Consolidated Balance Sheet as of December 31, 2024.
Note 11 – Fair value of financial instruments
The carrying values and estimated fair values of certain of our financial instruments as of the dates specified were as follows:

	June 30, 2025		December 31, 2024
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$575 million secured bond (Level 1)	585	562	587	560
Unsecured senior convertible bond - debt component (Level 3)	57	50	56	50
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
Our cash and cash equivalents, restricted cash, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in our unaudited Condensed Consolidated Balance Sheets approximate fair value.
Note 12 – Common shares
Share capital as of June 30, 2025 and December 31, 2024 was as follows:

	Issued and fully paid share capital
	Shares	Par value per share ($)	$ thousands
As of December 31, 2024	62,154,422	0.01	622
Vesting of restricted stock units	8,606	0.01	—
As of March 31, 2025	62,163,028	0.01	622
Vesting of restricted stock units	62,273	0.01	1
As of June 30, 2025	62,225,301	0.01	622
Note 13 – Commitments and contingencies
We recognize loss contingencies in the unaudited Condensed Consolidated Financial Statements where it is probable that an outflow of economic benefits will be required to settle an obligation and the amount is reasonably estimable. An adverse outcome in a matter described below could have an adverse effect on Seadrill's operating results, cash flows and financial position. Accruals for contingencies related to matters described below, if any, are recorded in "Accrued expenses" within "Other current liabilities" and "Uncertain tax positions" within "Other non-current liabilities" in the unaudited Condensed Consolidated Balance Sheets.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Sonadrill fees claim
In March 2023, Seadrill was served with a claim from an individual (the "Claimant") filed in the High Court of Justice, Business and Property Courts of England and Wales, King's Bench Division, Commercial Court (the "High Court"). The Claimant alleged breach of contract and unjust enrichment damages of approximately $72 million related to an alleged failure by the Company to pay the Claimant a fee for services in arranging the Sonadrill joint venture dating back to 2018. The case concluded on March 18, 2025.
On July 11, 2025, the High Court rendered judgment in favor of the Claimant. The parties are continuing to make submissions to the High Court on the issue of the quantum of damages to be paid; however, Seadrill presently estimates that its liability following the High Court's judgment is unlikely to exceed $53 million, subject to finalization of calculations relating to interest. This amount is exclusive of any claim by the Claimant in respect of legal fees, a portion of which may be awarded by the High Court at a later date. During the second quarter of 2025, Seadrill has estimated an increase to the contingency accrual of $51 million, which is recognized within "Management contract expenses" in the unaudited Condensed Consolidated Statement of Operations. Seadrill is reviewing the judgment and evaluating its options, including the possibility of seeking permission for an appeal to the Court of Appeal.
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
Sete Brazil claim
On January 6, 2025, Seadrill Brazil received notices from Petroleo Brasileiro S.A. ("Petrobras") asserting delay penalties against Seadrill Brazil relating to drillships to be operated in Brazil by Seadrill Brazil pursuant to the Sete Brazil Project, an initiative aimed at constructing a fleet of 28 offshore drilling rigs to support Petrobras. The alleged penalties arise from contracts awarded in relation to the Sete Brazil Project in 2012 for three drillships that were to be constructed by Sete Brazil and operated by Seadrill, but were never completed. Sete Brazil was eventually declared bankrupt by the Brazilian courts in December 2024 although that bankruptcy is presently suspended. The aggregate amount claimed by Petrobras as of the date of receipt of the notices was approximately $213 million in delay penalties, with the potential for further delay penalties, which could be significant, to be assessed ratably over the remaining term of the drilling contracts for the three Sete drillships. The contracts limit aggregate delay penalties to 10% of the total "estimated contract value," as defined in the contract. Petrobras has indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for our five drillships currently operating in Brazil, revenues related to which are included in our backlog as of June 30, 2025. No set-off right has been exercised to date. Petrobras and Seadrill have agreed to participate in voluntary mediation, and Petrobras has committed to not exercise any set-off rights pending the outcome of the mediation. While Petrobras has indicated that the mediation could commence in the third quarter of 2025, no date has been set. We cannot predict when the mediation will be completed, or what the outcome may be. Dialogue between the parties is ongoing. We are evaluating our legal options, which may include, among other things, seeking injunctive relief and asserting counterclaims against Petrobras in Brazilian courts, and seeking remedies against Petrobras under Seadrill’s prior U.S. Chapter 11 bankruptcy proceedings. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position and pursue available remedies.
Brazil tax audit
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing tax audit relating to years 2009 and 2010, which is being litigated through the Brazilian courts. The initial court ruled in favor of Seadrill Brazil, but the appellate court reversed the lower court decision in September 2023 and ruled in favor of the tax authorities, assessing a tax and interest thereon of approximately $75 million. We will vigorously defend our position and, in the first quarter of 2024, our appeal was admitted by the higher courts, but the ultimate timing and outcome of this litigation cannot be determined. There are additional open cases relating to years 2012, 2016, and 2017, where a similar principle is being contested but they are not as far advanced through the courts, for an aggregate assessed amount, including tax and interest, of approximately $80 million.
In order to litigate the tax audit relating to years 2009 and 2010, Seadrill Brazil has entered into an agreement for an insurance bond of BRL413 million ($75 million as of June 30, 2025).

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previously managed rig arrangements with Sonadrill. As of June 30, 2025, we have not recognized any liabilities for these guarantees as we do not consider it probable that the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion (December 31, 2024: $1.1 billion), in the aggregate, across the three rigs we manage for the joint venture on two active, and two historic, contracts.

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
As of June 30, 2025, we owned a total of 15 drilling rigs, of which nine were operating, one was undergoing a special periodic survey (the West Gemini, which is leased to the Sonadrill joint venture), one was undergoing repairs and maintenance between contracts, and four were stacked. The operating units include eight floaters (comprising seven 7th generation drillships and one 6th generation drillship) and one harsh environment jackup. In addition to our owned assets, as of June 30, 2025, we managed two 7th generation drillships owned by Sonangol EP.
Significant Developments
U.S. global trade policy changes
Ongoing and recently proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S., including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs, on our business and operations; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations.
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
The contract backlog for our fleet was as follows as of the dates specified:

(In $ millions)	June 30, 2025	December 31, 2024
Drilling contracts	2,537	3,034
Other	68	146
Total contract backlog	2,605	3,180
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
We estimate the June 30, 2025 contract backlog to be realized over the following periods:

(In $ millions)		Year ending December 31,
Contract backlog	Total	2025 (1)	2026	2027	Thereafter
Drilling contracts	2,537	520	816	739	462
Other	68	68	—	—	—
Total	2,605	588	816	739	462

(1) Remainder of 2025.
The actual amount of revenues earned and the actual periods during which revenues are earned will differ from the amounts and periods shown in the tables above due to various factors, including shipyard and maintenance, surveys, upgrades and regulatory projects, unplanned downtime and other factors that result in a lower applicable dayrate than the full contractual operating dayrate. Additional factors that could affect the amount and timing of actual revenue to be recognized include customer liquidity issues and contract terminations, which are available to our customers under certain circumstances.

Business Environment
The table below shows the average oil price for the six months ended June 30, 2025 and year ended December 31, 2024. The Brent oil price as of August 1, 2025 was $70/bbl.

	Jun-2025	Dec-2024
Average Brent oil price ($/bbl)	70	80
Source: Bloomberg
In recent years, oil prices have generally remained at levels that support offshore exploration and development activity, where global rig demand has been steady. This level of demand was sustained by the combination of commodity prices, heightened focus on energy security, and relative attractiveness of offshore plays with respect to both cost and carbon emissions.
The price of Brent oil averaged $70 per barrel during the six months ended June 30, 2025, down from $80 per barrel in 2024. Global growth in the production of oil and slower growth in demand has put downward pressure on prices.
Uncertainty persists in the market in light of concerns over global economic conditions, government trade policies and output increases by the Organization of Petroleum Exporting Countries and other major international producers. This has led to the continued deferral of offshore capital expenditures and contracting of offshore drilling services, and could have a negative impact on future demand for offshore drilling services. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs and the prices of goods and services required to reactivate or operate rigs. As anticipated, 2025 is shaping up to be a year marked by softer utilization and a corresponding increase in competition, placing downward pressure on near term dayrates; however, we see signs that point towards a market recovery in late 2026.
The table below shows the global number of rigs on contract and marketed utilization for the six months ended June 30, 2025 and year ended December 31, 2024:

	Jun-2025	Dec-2024
Contracted rigs
Benign environment floater	106	110
Harsh environment floater	20	22
Harsh environment jackup	27	28
Marketed utilization
Benign environment floater	84%	87%
Harsh environment floater	87%	94%
Harsh environment jackup	94%	96%
Source: RigLogix
Global benign-environment floaters
Marketed utilization decreased in the first half of 2025 compared to the previous year, mainly due to fewer contracted floaters, which were primarily benign environment semi-submersibles. As uncertainties persist in the market, there has been a continued deferral in the contracting of offshore drilling services.
Global harsh environment units
Marketed utilization for harsh environment floaters and jackups decreased during the first half of 2025 compared to the previous year, primarily due to long lead times for new projects to commence. Therefore, contracting activities are projected to increase in the near to medium term.
Results of operations
Results for the three months ended June 30, 2025 and June 30, 2024
The tables included below set out financial information for the three months ended June 30, 2025 and June 30, 2024:

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Operating revenues	377	375	2	1%
Operating expenses	(371)	(290)	(81)	28%
Other operating items	—	203	(203)	(100)%
Operating profit	6	288	(282)	(98)%
Interest expense	(15)	(16)	1	(6)%
Financial and non-operating items	(4)	(16)	12	(75)%
(Loss)/profit before income taxes	(13)	256	(269)	(105)%
Income tax expense	(29)	(3)	(26)	867%
Net (loss)/income	(42)	253	(295)	(117)%

1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Contract revenues (a)	288	267	21	8%
Reimbursable revenues	16	15	1	7%
Management contract revenues	65	65	—	—%
Leasing revenues (b)	8	26	(18)	(69)%
Other revenues	—	2	(2)	(100)%
Total operating revenues	377	375	2	1%
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
i.Average number of rigs on contract
We calculate the average number of rigs on contract by dividing the aggregate days our rigs (excluding managed rigs) were on contract during the reporting period by the number of days in that reporting period.
The average number of rigs on contract remained consistent at 10 in each of the three months ended June 30, 2025 and 2024. However, there was a decrease in total days on contract resulting in lower contract revenues of $3 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
The decrease was primarily driven by the Sevan Louisiana operating for fewer days in the second quarter of 2025 compared to the same period in 2024. The West Phoenix and West Capella also did not operate during the three months ended June 30, 2025, compared to being fully contracted during the three months ended June 30, 2024. However, these impacts were partially offset by the West Auriga and West Polaris commencing work in Brazil in December 2024 and February 2025, respectively, and therefore, operating during the three months ended June 30, 2025, in contrast to the three months ended June 30, 2024, during which contract preparation activities were performed.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned during the three months ended June 30, 2025 was $331 thousand compared to $289 thousand during the three months ended June 30, 2024, resulting in a $28 million increase in contract revenues in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
The increase was driven by higher dayrates for the West Auriga and West Polaris operating in Brazil and the West Neptune, West Vela and Sevan Louisiana operating in the U.S. Gulf of America during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. These impacts were partially offset by higher-than-average dayrates for the West Phoenix and West Capella during the three months ended June 30, 2024, in contrast to the second quarter of 2025, during which the rigs were not on contract.
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
The economic utilization for the three months ended June 30, 2025 was 93%, compared to 94% for the three months ended June 30, 2024, resulting in a $3 million decrease in contract revenues in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease during the second quarter of 2025 was primarily due to downtime on the West Polaris and West Elara, offset by improved economic utilization on the West Neptune and West Jupiter compared to the second quarter of 2024.
iv.Deferred mobilization revenues
We receive fees for the mobilization of our rigs, where the associated revenue is recognized ratably over the expected term of the related drilling contract. As a result, we record a contract liability for mobilization fees received, which is amortized ratably to contract drilling revenue as services are rendered over the initial term of the related drilling contract.
Amortization of deferred mobilization revenues increased by $6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase was primarily attributable to mobilization fees received on the West Polaris and West Auriga, which commenced operations within the last nine months.

v.Other items
Contract revenues include add-on services and performance bonuses.
There was a decrease in contract revenues of $7 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily attributable to the West Phoenix earning revenues from add-on services and a performance bonus during the three months ended June 30, 2024, which did not recur during the three months ended June 30, 2025.
b) Leasing revenues
Leasing revenues for the three months ended June 30, 2025 represent revenues earned on the charter of the West Gemini to Sonadrill, and for the three months ended June 30, 2024, also included revenues earned on the charter of the West Castor, West Telesto and West Tucana to Gulfdrill prior to their disposal in June 2024.
Leasing revenues decreased by $18 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to the disposal of the Gulfdrill rigs in June 2024, along with an increase to the bareboat charter rate for the West Gemini during the three months ended June 30, 2024 retroactively applied to January 1, 2024, which did not recur during the second quarter of 2025.
Refer to Note 10 - "Related party transactions" for additional details.
2) Operating expenses
Total operating expenses include vessel and rig operating expenses, reimbursable expenses, depreciation of drilling units and equipment, amortization of intangibles, management contract expenses, selling, general and administrative expenses, and merger and integration related expenses.

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Vessel and rig operating expenses (a)	(180)	(165)	(15)	9%
Reimbursable expenses	(16)	(14)	(2)	14%
Depreciation and amortization (b)	(56)	(43)	(13)	30%
Management contract expenses (c)	(93)	(41)	(52)	127%
Selling, general and administrative expenses (d)	(26)	(24)	(2)	8%
Merger and integration related expenses	—	(3)	3	(100)%
Total operating expenses	(371)	(290)	(81)	28%
a) Vessel and rig operating expenses
Vessel and rig operating expenses represent the costs we incur to operate a drilling unit that is either in operation or stacked. This includes the remuneration of offshore crews, rig supplies, expenses for repair and maintenance, onshore support costs, and the amortization of deferred mobilization costs. Vessel and rig operating expenses are mainly driven by rig activity. On average, we incur higher vessel and rig operating expenses when a rig is operating compared to when it is stacked. For stacked rigs, we incur higher vessel and rig expenses for warm stacked rigs compared to cold stacked rigs. We incur one-time costs for activities such as preservation and severance when we cold stack a rig. We also incur significant costs when re-activating a rig from cold stack, a proportion of which is expensed as incurred. Where a rig is leased to another operator, the majority of vessel and rig expenses are incurred by the operator.
Vessel and rig operating expenses increased by $15 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. During the three months ended June 30, 2025, there was a $42 million increase in vessel and rig operating expenses compared to the three months ended June 30, 2024, primarily related to the West Auriga and West Polaris commencing operations in Brazil, of which $13 million related to increased amortization of deferred mobilization costs, along with higher repair and maintenance costs across the fleet. This was partially offset by a $19 million decrease in vessel and rig operating expenses during the three months ended June 30, 2025 related to the West Phoenix and West Capella, which were stacked during the second quarter of 2025, and lower managed service agreement fees of $8 million, as the rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties.

b) Depreciation and amortization
The $13 million increase in depreciation and amortization for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is mainly attributable to the capital projects on the West Auriga and West Polaris related to preparations for the recently commenced contracts in Brazil.
c) Management contract expenses
Management contract expenses include costs related to Sonadrill's rigs, Quenguela and Libongos, and the Seadrill rig leased to Sonadrill, the West Gemini.
Management contract expenses increased by $52 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily attributable to estimated damages following the unfavorable court judgment related to fees for arranging the Sonadrill joint venture.
Refer to Note 13 - "Commitments and contingencies - Legal Proceedings - Sonadrill fees claim" for additional details.

d) Selling, general and administrative expenses
Selling, general and administrative expenses include the cost of our corporate and regional offices, certain legal and professional fees as well as the remuneration and other compensation of our officers, directors and employees engaged in central management and administration activities. Selling, general and administrative expense increased by $2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to personnel costs and legal and professional fees, partially offset by lower costs attributable to the closure of our London office.
3) Other operating items

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Gain on disposals (a)	—	203	(203)	(100)%
Total other operating items	—	203	(203)	(100)%
a) Gain on disposals
Gain on disposals of $203 million for the three months ended June 30, 2024 relates to the disposal of the West Castor, West Telesto and West Tucana jackup units, along with our 50% equity interest in the Gulfdrill joint venture.
4) Interest expense

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest on debt facilities (a)	(13)	(15)	2	(13)%
Other	(2)	(1)	(1)	100%
Total interest expense	(15)	(16)	1	(6)%
a) Interest on debt facilities
We incur interest on our debt facilities as summarized below:

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
$575 million secured bond	(12)	(13)	1	(8)%
Unsecured senior convertible bond	(1)	(2)	1	(50)%
Total interest on debt facilities	(13)	(15)	2	(13)%
5) Financial and non-operating items

	Three months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest income (a)	3	7	(4)	(57)%
Equity in earnings/(losses) of equity method investments (net of tax) (b)	6	(15)	21	(140)%
Other financial and non-operating items (c)	(13)	(8)	(5)	63%
Total financial and non-operating items	(4)	(16)	12	(75)%
a) Interest income
Interest income relates to interest earned on bank deposits. The $4 million decrease in interest income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to lower cash balances.
b) Equity in earnings/(losses) of equity method investments (net of tax)
The earnings/(losses) during the three months ended June 30, 2025 and the three months ended June 30, 2024 relates to Seadrill's proportion of earnings/(losses) from Sonadrill.
The increase of $21 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to lower bareboat charter costs for the Libongos, Quenguela and West Gemini. During the second quarter of 2024, increases to the bareboat charter rates were applied retroactive to January 1, 2024, which did not recur in 2025. In addition, there was an increase to the operating dayrate for the West Gemini during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
c) Other financial and non-operating items
Other financial and non-operating items increased by $5 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily related to the recognition of VAT liabilities, partially offset by favorable foreign exchange movements due to the depreciation of the USD against the Brazilian Real, Norwegian Krone and Indonesian Rupiah.

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
The $26 million increase in tax expense during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions in addition to the recognition of a tax benefit in 2024, attributable to changes in valuation allowances established for Switzerland and Brazil.
Results for the six months ended June 30, 2025 and June 30, 2024
The tables included below set out financial information for the six months ended June 30, 2025 and June 30, 2024:

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Operating revenues	712	742	(30)	(4)%
Operating expenses	(688)	(593)	(95)	16%
Other operating items	—	219	(219)	(100)%
Operating profit	24	368	(344)	(93)%
Interest expense	(30)	(31)	1	(3)%
Financial and non-operating items	(6)	(11)	5	(45)%
(Loss)/profit before income taxes	(12)	326	(338)	(104)%
Income tax expense	(44)	(13)	(31)	238%
Net (loss)/income	(56)	313	(369)	(118)%
1) Operating revenues

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Contract revenues (a)	536	542	(6)	(1)%
Reimbursable revenues (b)	31	35	(4)	(11)%
Management contract revenues (c)	126	123	3	2%
Leasing revenues (d)	16	37	(21)	(57)%
Other revenues	3	5	(2)	(40)%
Total operating revenues	712	742	(30)	(4)%
a) Contract revenues
i.Average number of rigs on contract
The average number of rigs on contract remained consistent at 10 in each of the six months ended June 30, 2025 and 2024. However, there was a decrease in total days on contract resulting in a decrease of $45 million in contract revenues in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
The decrease was primarily driven by the West Phoenix being stacked through the first half of 2025, West Capella being stacked for a majority of the first half of 2025, and West Neptune operating for fewer days during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
However, these impacts were partially offset by the Sevan Louisiana operating for more days during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to its special periodic survey in the first quarter of 2024. The West Auriga and West Polaris also commenced work in Brazil in December 2024 and February 2025, respectively, and therefore, were operating for more days during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
ii.Average contractual dayrates
The average contractual dayrate earned during the six months ended June 30, 2025 was $327 thousand compared to $295 thousand during the six months ended June 30, 2024, resulting in a $54 million increase in contract revenues in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
The increase was driven by higher dayrates for the West Neptune, West Vela and Sevan Louisiana operating in the U.S. Gulf of America, West Auriga and West Polaris operating in Brazil, and the West Elara operating in Norway during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These impacts were partially offset by higher-than-average dayrates for the West Phoenix and West Capella during the six months ended June 30, 2024, in contrast to the six months ended June 30, 2025, during which the rigs were not on contract throughout the period.

iii.Economic utilization for rigs on contract
The economic utilization for the six months ended June 30, 2025 was 89%, compared to 95% for the six months ended June 30, 2024, resulting in a $25 million decrease in contract revenues in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease during the first half of 2025 was primarily due to unplanned downtime related to regulatory matters impacting the West Tellus and downtime on the West Polaris, West Auriga, West Elara and Sevan Louisiana, partially offset by improved economic utilization on the West Neptune and West Jupiter compared to the six months ended June 30, 2024.
iv.Deferred mobilization revenues
Amortization of deferred mobilization revenues increased by $17 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily attributable to mobilization fees received on the West Capella, West Polaris and West Auriga, which commenced operations within the last nine months.
v.Other items
There was a decrease in contract revenues of $7 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily attributable to the West Phoenix earning revenues from add-on services and a performance bonus during the six months ended June 30, 2024, which did not recur during the six months ended June 30, 2025.
b) Reimbursable revenues
The decrease of $4 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to additional reimbursable services provided to the Libongos and Quenguela for long-term maintenance during the six months ended June 30, 2024, which did not recur during the six months ended June 30, 2025.
c) Management contract revenues
Management contract revenues include revenues related to contracts where we provide management, operational and technical support services and are comprised of revenues from our joint venture, Sonadrill, relating to the Libongos, Quenguela and West Gemini.
Management contract revenues increased by $3 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by higher management fees on the Libongos, Quenguela and the West Gemini.
Refer to Note 10 - "Related party transactions" for additional details.
d) Leasing revenues
Leasing revenues decreased by $21 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to the disposal of the Gulfdrill rigs in June 2024.
Refer to Note 10 - "Related party transactions" for additional details.
2) Operating expenses

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Vessel and rig operating expenses (a)	(359)	(345)	(14)	4%
Reimbursable expenses	(31)	(34)	3	(9)%
Depreciation and amortization (b)	(111)	(81)	(30)	37%
Management contract expenses (c)	(138)	(79)	(59)	75%
Selling, general and administrative expenses	(49)	(49)	—	—%
Merger and integration related expenses	—	(5)	5	(100)%
Total operating expenses	(688)	(593)	(95)	16%
a) Vessel and rig operating expenses
Vessel and rig operating expenses increased by $14 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. During the six months ended June 30, 2025 there was a $71 million increase in vessel and rig operating expenses compared to the six months ended June 30, 2024, primarily related to the West Auriga and West Polaris commencing operations in Brazil, of which $22 million related to increased amortization of deferred mobilization costs, along with higher repair and maintenance costs across the fleet. This was partially offset by a $36 million decrease in vessel and rig operating expenses during the six months ended June 30, 2025 related to the West Phoenix and West Capella, which were stacked for the majority of the six months ended June 30, 2025, and lower managed service agreement fees of $21 million, as the rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties.
b) Depreciation and amortization
The $30 million increase in depreciation and amortization for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is mainly attributable to the capital projects on the West Auriga and West Polaris and unfavorable contracts being fully amortized during 2024.
Depreciation of drilling units and equipment
Depreciation increased by $26 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, mainly attributable to the capital projects on the West Auriga and West Polaris related to preparations for the recently commenced contracts in Brazil.

Amortization of intangibles
Amortization expense increased by $4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, mainly attributable to unfavorable contracts being fully amortized during 2024 related to the West Auriga and West Vela.
c) Management contract expenses
Management contract expenses increased by $59 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily attributable to estimated damages following the unfavorable court judgment related to fees for arranging the Sonadrill joint venture, along with higher repairs and maintenance costs.
Refer to Note 13 - "Commitments and contingencies - Legal Proceedings - Sonadrill fees claim" for additional details.
3) Other operating items

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Gain on disposals (a)	—	203	(203)	(100)%
Other operating income (b)	—	16	(16)	(100)%
Total other operating items	—	219	(219)	(100)%
a) Gain on disposals
Gain on disposals of $203 million for the six months ended June 30, 2024 relates to the disposal of the West Castor, West Telesto and West Tucana jackup units, along with our 50% equity interest in the Gulfdrill joint venture.
b) Other operating income
Other operating income of $16 million for the six months ended June 30, 2024 relates to the recovery of historical import duties in the form of tax credits following the approval by the applicable tax authorities, which did not recur in the six months ended June 30, 2025.
4) Interest expense

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest on debt facilities (a)	(27)	(29)	2	(7)%
Other	(3)	(2)	(1)	50%
Total interest expense	(30)	(31)	1	(3)%
a) Interest on debt facilities
We incur interest on our debt facilities as summarized below:

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
$575 million secured bond	(24)	(25)	1	(4)%
Unsecured senior convertible bond	(3)	(4)	1	(25)%
Total interest on debt facilities	(27)	(29)	2	(7)%
5) Financial and non-operating items

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest income (a)	7	14	(7)	(50)%
Equity in earnings/(losses) of equity method investments (net of tax) (b)	14	(11)	25	(227)%
Other financial and non-operating items (c)	(27)	(14)	(13)	93%
Total financial and non-operating items	(6)	(11)	5	(45)%
a) Interest income
The $7 million decrease in interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to lower cash balances.

b) Equity in earnings/(losses) of equity method investments (net of tax)
The increase of $25 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to higher operating dayrates on the West Gemini and Quenguela.
c) Other financial and non-operating items
Other financial and non-operating items increased by $13 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily related to the recognition of VAT liabilities and a provision related to assets sold in 2023. This was partially offset by favorable foreign exchange movements due to the depreciation of the USD against the Brazilian Real, Norwegian Krone and Indonesian Rupiah.
6) Income tax expense
The $31 million increase in tax expense during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions in addition to the recognition of a tax benefit in 2024, attributable to changes in valuation allowances established for Switzerland and Brazil.
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
So long as Seadrill is able to meet its net leverage and liquidity targets on a forward-looking basis, as well as comply with its Revolving Credit Facility covenant requirements, Seadrill would seek to provide a return to our shareholders of at least 50% of Free Cash Flow (defined as cash flows from operating activities minus additions to drilling units and equipment) in the form of Share repurchases or dividends. Seadrill will consider additional returns to shareholders from the proceeds of any asset sales in the absence of identified, accretive opportunities. Dividends and Share repurchases will be authorized and determined by the Board of Directors in its sole discretion and depend upon a number of factors, including those described above, its future prospects, market trend evaluation and such other factors as the Board of Directors may deem relevant. Please see Item 1A. "Risk Factors - Financial and Tax Risks - We may be unable to meet our capital allocation framework goal of returning at least 50% of Free Cash Flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our Shares" in Part I of our 2024 10-K.
During the second quarter of 2024, the Company's Board of Directors authorized a $500 million Share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023 ("Current Repurchase Program"). Under the Current Repurchase Program, the Board authorized the Company to purchase up to $300 million of the Company's Shares in 2024. Since the Current Repurchase Program commenced, the Company has repurchased an aggregate of 6,714,252 Shares with a weighted average Share price of $43.52, amounting to $292 million. On September 30, 2024 and December 16, 2024, the Company canceled 4,213,349 and 2,500,903 treasury Shares, respectively, repurchased under this program.

During the three and six months ended June 30, 2025, the Company did not repurchase Shares, and therefore, as of June 30, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

During the three months ended June 30, 2024, the Company repurchased approximately 2.5 million Shares amounting to $125 million, with a weighted average Share price of $50.68. During the six months ended June 30, 2024, the Company repurchased approximately 5.1 million Shares amounting to $244 million, with a weighted average Share price of $47.87.

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
As of June 30, 2025, Seadrill had available liquidity of $618 million, which consisted of unrestricted cash of $393 million and available borrowings under our Revolving Credit Facility of $225 million. Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next 12 months.
The table below shows unrestricted cash balances and total available liquidity as of each date presented.

(In $ millions)	June 30, 2025	December 31, 2024
Unrestricted cash	393	478
Undrawn Revolving Credit Facility	225	225
Total available liquidity	618	703
We have shown our sources and uses of cash by category of cash flows in the table below:

	Six months ended June 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Net cash (used in)/provided by operating activities (a)	(16)	108	(124)	(115)%
Net cash (used in)/provided by investing activities (b)	(72)	272	(344)	(126)%
Net cash used in financing activities (c)	—	(241)	241	(100)%
Effect of exchange rate changes in cash	2	(5)	7	(140)%
Change in period	(86)	134	(220)	(164)%
a) Net cash (used in)/provided by operating activities
Cash flows from operating activities includes cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.
Net cash used in operating activities during the six months ended June 30, 2025 was $16 million compared to net cash provided by operating activities of $108 million for the six months ended June 30, 2024. The $124 million decrease was primarily related to decreased operating results, along with increased disbursements to suppliers and additions to long-term maintenance projects on the West Neptune, West Vela, West Gemini and across our fleet operating in Brazil, including contract preparation costs incurred for the West Polaris.
b) Net cash (used in)/provided by investing activities
The $72 million cash used in investing activities during the six months ended June 30, 2025 was primarily related to capital expenditures on the West Neptune, West Elara and West Auriga and the acquisition of capital spares.
The $272 million cash provided by investing activities during the six months ended June 30, 2024 was primarily related to the proceeds received on the disposal of our three jackup rigs, West Castor, West Telesto and West Tucana, along with our 50% equity interest in the Gulfdrill joint venture of $338 million. This was partially offset by capital expenditures of $66 million primarily related to capital upgrades on the West Auriga and West Polaris during their preparations for Petrobras contracts.
c) Net cash used in financing activities
The $241 million cash used in financing activities during the six months ended June 30, 2024 was related to Share repurchases.
3) Borrowing Activities
An overview of our debt as of June 30, 2025, divided into (i) secured bond and (ii) unsecured senior convertible bond, is presented in the table below:

(In $ millions)	Principal Value as of June 30, 2025	Debt Premium	Debt Issuance Costs	Carrying Value as of June 30, 2025	Maturity Date
Bonds
$575 million secured bond	575	1	(14)	562	August 2030
Unsecured
$50 million senior convertible bond	50	—	—	50	August 2028
Total debt	625	1	(14)	612

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
As of June 30, 2025, Seadrill was in compliance with these financial covenants.
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
For a discussion of our critical accounting estimates, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in our 2024 10-K. As of June 30, 2025, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including foreign exchange risk and interest rate risk. Our policy is to reduce our exposure to these risks, where possible, within boundaries deemed appropriate by our management team. This may include the use of derivative instruments. There have been no material changes to our market risks as compared to the information previously reported under Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2024 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2025. Based on that evaluation and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, providing effective means to ensure the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in Note 13 – "Commitments and contingencies" to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, we were involved in a number of lawsuits, regulatory matters, disputes, and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.

Additional information regarding legal proceedings is presented in Note 13 - "Commitments and contingencies" to our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2025, the Company did not repurchase Shares, and therefore, as of June 30, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Bye-Laws of Seadrill Limited (incorporated by reference to Exhibit 1.4 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).
10.1+*	Form of PRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.2+*	Form of TRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.3+*	Form of TRSU Award Agreement (Director) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.4+*	Form of TRSU Award Agreement (Director Deferred) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEADRILL LIMITED
Date: August 7, 2025
	By:	/s/ Grant Creed Grant Creed Executive Vice President and Chief Financial Officer (duly authorized officer, principal financial officer, principal accounting officer)