Form 10-Q
period 2025-09-30
Seadrill Ltd
filed 2025-11-06
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, 62,374,171 common shares of the registrant were outstanding.

SEADRILL LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In $ millions, except per share data)	2025	2024	2025	2024
Operating revenues
Contract revenues	280	263	816	805
Reimbursable revenues (1)	11	20	42	55
Management contract revenues (1)	63	62	189	185
Leasing revenues (1)	9	9	25	46
Other revenues (1)	—	—	3	5
Total operating revenues	363	354	1,075	1,096
Operating expenses
Vessel and rig operating expenses	(191)	(172)	(550)	(517)
Reimbursable expenses	(11)	(19)	(42)	(53)
Depreciation and amortization	(58)	(42)	(169)	(123)
Management contract expenses	(49)	(45)	(187)	(124)
Selling, general and administrative expenses	(27)	(27)	(76)	(76)
Merger and integration related expenses	(1)	(2)	(1)	(7)
Total operating expenses	(337)	(307)	(1,025)	(900)
Other operating items
Gain on disposals	—	—	—	203
Other operating income	—	—	—	16
Total other operating items	—	—	—	219
Operating profit	26	47	50	415
Financial and other non-operating items
Interest income	4	6	11	20
Interest expense	(15)	(15)	(45)	(46)
Equity in (losses)/earnings of equity method investments (net of tax)	(11)	(2)	3	(13)
Other financial and non-operating items	(4)	3	(31)	(11)
Total financial and other non-operating items, net	(26)	(8)	(62)	(50)
Profit/(loss) before income taxes	—	39	(12)	365
Income tax expense	(11)	(7)	(55)	(20)
Net (loss)/income	(11)	32	(67)	345
Basic (LPS)/EPS ($)	(0.17)	0.49	(1.08)	4.97
Diluted (LPS)/EPS ($)	(0.17)	0.49	(1.08)	4.82
(1) Includes revenue from related parties of $77 million and $235 million, for the three and nine months ended September 30, 2025, respectively, and $74 million and $246 million for the three and nine months ended September 30, 2024, respectively. Refer to Note 10 - "Related party transactions" for further details.

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In $ millions, except share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	402	478
Restricted cash	26	27
Accounts receivables, net	179	193
Other current assets	223	230
Total current assets	830	928
Non-current assets
Equity method investment	71	68
Drilling units, net of accumulated depreciation of 615 as of September 30, 2025 (December 31, 2024: 430)	2,992	2,946
Deferred tax assets	47	63
Equipment	4	5
Other non-current assets	123	146
Total non-current assets	3,237	3,228
Total assets	4,067	4,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	72	118
Other current liabilities	367	383
Total current liabilities	439	501
Non-current liabilities
Long-term debt	612	610
Deferred tax liabilities	14	11
Other non-current liabilities	137	116
Total non-current liabilities	763	737
Commitments and contingencies (see Note 13)
Shareholders' equity
Common shares of par value $0.01 per share: 375,000,000 shares authorized as of September 30, 2025 (December 31, 2024: 375,000,000) and 62,374,171 issued as of September 30, 2025 (December 31, 2024: 62,154,422)	1	1
Additional paid-in capital	1,983	1,969
Accumulated other comprehensive income	1	1
Retained earnings	880	947
Total shareholders' equity	2,865	2,918
Total liabilities and shareholders' equity	4,067	4,156

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In $ millions)	2025	2024
Cash flows from operating activities
Net (loss)/income	(67)	345
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	169	123
Gain on disposal of assets	—	(203)
Equity in (earnings)/losses of equity method investments (net of tax)	(3)	13
Deferred tax expense/(benefit)	19	(7)
Unrealized (gain)/loss on foreign exchange	(2)	5
Amortization of bond issuance costs	2	3
Share based compensation expense	14	12
Other	27	—
Other cash movements in operating activities
Additions to long-term maintenance	(167)	(167)
Changes in operating assets and liabilities
Trade accounts receivable	6	41
Trade accounts payable	(36)	55
Prepaid expenses/accrued revenue	1	(27)
Deferred revenue	(1)	19
Deferred mobilization costs	41	(62)
Other assets	(3)	(19)
Other liabilities	12	(50)
Net cash provided by operating activities	12	81

Cash flows from investing activities
Additions to drilling units and equipment	(87)	(119)
Other	(4)	—
Proceeds from disposal of assets	—	338
Net cash (used in)/provided by investing activities	(91)	219

Cash flows from financing activities
Shares repurchased	—	(431)
Net cash used in financing activities	—	(431)
Effect of exchange rate changes on cash	2	(5)
Net decrease in cash and cash equivalents, including restricted cash	(77)	(136)
Cash and cash equivalents, including restricted cash, at beginning of the period	505	728
Cash and cash equivalents, including restricted cash, at the end of period	428	592

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2025	1	1,969	1	947	2,918
Share based compensation	—	4	—	—	4
Net loss	—	—	—	(14)	(14)
Balance as of March 31, 2025	1	1,973	1	933	2,908
Share based compensation	—	5	—	—	5
Net loss	—	—	—	(42)	(42)
Balance as of June 30, 2025	1	1,978	1	891	2,871
Share based compensation	—	5	—	—	5
Net loss	—	—	—	(11)	(11)
Balance as of September 30, 2025	1	1,983	1	880	2,865

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2024	1	2,480	1	501	2,983
Share based compensation	—	3	—	—	3
Shares repurchased	—	(119)	—	—	(119)
Net income	—	—	—	60	60
Balance as of March 31, 2024	1	2,364	1	561	2,927
Share based compensation	—	4	—	—	4
Shares repurchased	—	(125)	—	—	(125)
Net income	—	—	—	253	253
Balance as of June 30, 2024	1	2,243	1	814	3,059
Share based compensation	—	5	—	—	5
Shares repurchased	—	(183)	—	—	(183)
Net income	—	—	—	32	32
Balance as of September 30, 2024	1	2,065	1	846	2,913

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
Note 2 - Revenue from contracts with customers
The following table provides information about receivables and contract liabilities from our contracts with customers, as of the dates presented:

(In $ millions)	September 30, 2025	December 31, 2024
Accounts receivable, net	179	193
Current contract liabilities (classified within other current liabilities)	(67)	(63)
Non-current contract liabilities (classified within other non-current liabilities)	(44)	(48)
Changes in the contract liabilities balances during the three and nine months ended September 30, 2025 are as follows:

(In $ millions)	Contract Liabilities
Contract liabilities as of January 1, 2025	(111)
Amortization of revenue included in the January 1, 2025 contract liability balance	23
Additional contract liabilities recognized, excluding amounts recognized as revenue	(39)
Contract liabilities as of March 31, 2025	(127)
Amortization of revenue included in the March 31, 2025 contract liability balance	19
Additional contract liabilities recognized, excluding amounts recognized as revenue	(15)
Contract liabilities as of June 30, 2025	(123)
Amortization of revenue included in the June 30, 2025 contract liability balance	17
Additional contract liabilities recognized, excluding amounts recognized as revenue	(5)
Contract liabilities as of September 30, 2025	(111)

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues are attributed to geographical locations based on the country of operations for drilling activities, i.e., the country where the revenues are generated. The following table presents our revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
(In $ millions)	2025	2024	2025	2024
Brazil	160	83	445	254
United States	98	109	284	290
Angola	79	86	245	255
Norway	26	48	71	162
Other (1)	—	28	30	135
Total operating revenues	363	354	1,075	1,096
(1) "Other" represents countries in which we operate that individually had revenues representing less than 10% of total operating revenues earned for any of the periods presented.
We had the following customers with revenues greater than 10% of total operating revenues in any of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Petrobras	38%	17%	35%	17%
Sonadrill	21%	21%	22%	20%
LLOG	12%	12%	10%	10%
Talos	11%	—%	12%	—%
Beacon	—%	10%	—%	9%
Other	18%	40%	21%	44%
Note 3 – Taxation
For the three and nine months ended September 30, 2025, income tax expense was $11 million and $55 million, respectively, compared to income tax expense of $7 million and $20 million for the three and nine months ended September 30, 2024, respectively.
The increase in tax expense for the three months ended September 30, 2025, relative to the three months ended September 30, 2024, primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions.
The increase in tax expense for the nine months ended September 30, 2025, relative to the nine months ended September 30, 2024, primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions and changes in valuation allowances established for Switzerland and Brazil.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes many tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and provisions allowing accelerated tax deduction for qualified property. The legislation does not have a material impact to our unaudited Condensed Consolidated Financial Statements.
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
The components of the numerator for the calculation of basic and diluted (LPS)/EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In $ millions)	2025	2024	2025	2024
Net (loss)/income available stockholders	(11)	32	(67)	345
Effect of dilution (interest on unsecured senior convertible bond)	1	1	4	4
Diluted (loss)/income available to stockholders	(10)	33	(63)	349

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of the denominator for the calculation of basic and diluted (LPS)/EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2025	2024	2025	2024
Basic (loss)/earnings per share:
Weighted average number of common shares outstanding (1)	62	67	62	70
Diluted (loss)/earnings per share:
Effect of dilution	3	3	3	3
Weighted average number of common shares outstanding adjusted for the effects of dilution	65	70	65	73
(1) Weighted average number of Shares outstanding in the three and nine months ended September 30, 2024 excludes shares repurchased during the period.
The basic and diluted (LPS)/EPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In $)	2025	2024	2025	2024
Basic (loss)/earnings per share	(0.17)	0.49	(1.08)	4.97
Diluted (loss)/earnings per share (1)	(0.17)	0.49	(1.08)	4.82
(1) For the three and nine months ended September 30, 2025, the effect of including all potentially dilutive instruments in the calculation resulted in decreased loss per share, which is anti-dilutive. As a result, the basic and diluted loss per share are equal.
Note 5 – Restricted cash
Restricted cash as of September 30, 2025 and December 31, 2024 was as follows:

(In $ millions)	September 30, 2025	December 31, 2024
Cash held in escrow	23	23
Other	3	4
Total restricted cash	26	27
Note 6 - Other current assets
As of September 30, 2025 and December 31, 2024, other current assets included the following:

(In $ millions)	September 30, 2025	December 31, 2024
Prepaid expenses	64	57
Deferred contracts costs	71	83
Taxes receivable	53	55
Other	35	35
Total other current assets	223	230
Note 7 – Equity method investment
As of September 30, 2025 and December 31, 2024, the carrying value of our equity method investment was as follows:

(In $ millions)	September 30, 2025	December 31, 2024
Sonadrill	71	68
Total equity method investment	71	68

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Other current and non-current liabilities
Other current liabilities
As of September 30, 2025 and December 31, 2024, other current liabilities included the following:

(In $ millions)	September 30, 2025	December 31, 2024
Accrued expenses	190	183
Contract liabilities	67	63
Employee withheld taxes, social security and vacation payments	55	64
Taxes payable	28	20
Accrued interest expense	8	21
Unfavorable drilling contracts	5	19
Other liabilities	14	13
Total other current liabilities	367	383
Other non-current liabilities
As of September 30, 2025 and December 31, 2024, other non-current liabilities included the following:

(In $ millions)	September 30, 2025	December 31, 2024
Uncertain tax positions	61	55
Contract liabilities	44	48
Lease liabilities	17	8
Unfavorable drilling contracts	—	3
Other liabilities	15	2
Total other non-current liabilities	137	116
Unfavorable drilling contracts
The following table summarizes the movement in unfavorable drilling contracts for the nine months ended September 30, 2025:

(In $ millions)	Carrying amount
As of January 1, 2025	22
Amortization	(6)
As of March 31, 2025	16
Amortization	(6)
As of June 30, 2025	10
Amortization	(5)
As of September 30, 2025	5
The amortization is recognized in the unaudited Condensed Consolidated Statement of Operations as "Depreciation and amortization". The weighted average remaining amortization for unfavorable contracts is nine months.
The table below shows the amounts relating to unfavorable contracts that is expected to be amortized over the following periods:

	Period ended December 31,
(In $ millions)	Remainder of 2025	2026	Total
Amortization of unfavorable contracts	2	3	5

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Debt
The table below sets out our debt agreements as of September 30, 2025 and December 31, 2024:

(In $ millions)	September 30, 2025	December 31, 2024
Secured debt:
$575 million secured bond	575	575
Total secured debt	575	575
Unsecured bond:
Unsecured senior convertible bond	50	50
Total unsecured bond	50	50
Total principal debt	625	625
Debt premium:
Premium on bond issuance	1	1
Total debt premium	1	1
Less: bond issuance costs	(14)	(16)
Total debt	612	610
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
During the third quarter of 2025, the Company issued a NOK403 million guarantee ($40 million as of September 30, 2025) under the Revolving Credit Facility related to SFL Hercules Ltd. claim, which reduced the available borrowings under the Revolving Credit Facility to $185 million.
For further details, please refer to Note 13 – "Commitments and contingencies".
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
Note 10 – Related party transactions
As of September 30, 2025, our major related party is the Sonadrill joint venture, over which we hold significant influence.
Related party revenues
Our related party revenues include the following:

	Three months ended September 30,		Nine months ended September 30,
(In $ millions)	2025	2024	2025	2024
Management fees revenues (a)	61	59	181	176
Add-on services	2	3	8	9
Reimbursable revenues (b)	5	3	21	10
Leasing revenues (c)	9	9	25	46
Other	—	—	—	5
Total related party operating revenues	77	74	235	246

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(a) Seadrill provides management and administrative services and operational and technical support services to Sonadrill. These services are charged on a dayrate basis.
(b) Reimbursable revenues primarily relate to Sonadrill project work on the Libongos, Quenguela and West Gemini rigs.
(c) During 2025, we earned leasing revenues on the charter of the West Gemini to Sonadrill. During 2024, we also earned leasing revenues from the West Castor, West Telesto, and West Tucana, which were leased to Gulfdrill, up to their disposal in June 2024.
Related party balances
Sonadrill prepaid management fees as of September 30, 2025 and December 31, 2024 of $5 million and $7 million, respectively, to Seadrill. These balances were recorded in "Other current liabilities" within our unaudited Condensed Consolidated Balance Sheets.
Note 11 – Fair value of financial instruments
The carrying values and estimated fair values of certain of our financial instruments as of the dates specified were as follows:

	September 30, 2025		December 31, 2024
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$575 million secured bond (Level 1)	597	562	587	560
Unsecured senior convertible bond - debt component (Level 3)	56	50	56	50
Financial instruments categorized as level 1
The fair value of the $575 million secured bond is based on market traded value.
Financial instruments categorized as level 3
The fair value attributed to the unsecured senior convertible bond was bifurcated into two elements: the straight debt component was derived through a discounted cash flow approach, and the conversion option was derived through an option pricing model. The conversion option was recorded in equity at the point the bond was issued and, therefore, has not been included in the table above.
Our cash and cash equivalents, restricted cash, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying values included in our unaudited Condensed Consolidated Balance Sheets approximate fair value.
Note 12 – Common shares
Share capital as of September 30, 2025 and December 31, 2024 was as follows:

	Issued and fully paid share capital
	Shares	Par value per share ($)	$ thousands
As of December 31, 2024	62,154,422	0.01	622
Vesting of restricted stock units	8,606	0.01	—
As of March 31, 2025	62,163,028	0.01	622
Vesting of restricted stock units	62,273	0.01	1
As of June 30, 2025	62,225,301	0.01	622
Vesting of restricted stock units	148,870	0.01	1
As of September 30, 2025	62,374,171	0.01	623
Note 13 – Commitments and contingencies
We recognize loss contingencies in the unaudited Condensed Consolidated Financial Statements where it is probable that an outflow of economic benefits will be required to settle an obligation and the amount is reasonably estimable. An adverse outcome in a matter described below could have an adverse effect on Seadrill's operating results, cash flows and financial position. Accruals for contingencies and uncertain tax positions related to matters described below, if any, are recorded in "Accrued expenses" within "Other current liabilities" and "Uncertain tax positions" within "Other non-current liabilities", respectively, in the unaudited Condensed Consolidated Balance Sheets.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings
SFL Hercules Ltd.
On March 5, 2023, Seadrill was served with a claim from SFL Hercules Ltd., filed in the Oslo District Court in Norway, relating to our redelivery of the rig West Hercules to SFL Corporation Ltd. ("SFL") in December 2022. On February 6, 2025, the Oslo District Court delivered a judgment in favor of SFL Hercules Ltd. ordering Seadrill to pay SFL approximately $37 million plus interest and legal costs of approximately $11 million. Seadrill intends to vigorously contest the judgment and filed an appeal on March 5, 2025. The appeal proceedings are scheduled to commence on April 7, 2026. The ultimate amount due, if any, cannot be predicted at this time.
As is customary in Norway, Seadrill issued a guarantee in the amount of NOK574 million in August 2025 (approximately $57 million as of September 30, 2025) to the Norwegian Enforcement Authorities as security for the judgment. The issued guarantee consists of NOK403 million ($40 million as of September 30, 2025) from our Revolving Credit Facility and NOK171 million ($17 million as of September 30, 2025) from our bilateral facility.
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
On July 11, 2025, the High Court rendered judgment in favor of the Claimant. In October 2025, the High Court ruled on the first tranche of damages for the period prior to October 2024, including interest and legal fees. The parties are continuing to make submissions to the High Court on the issue of the quantum of damages to be paid for the second tranche of damages incurred subsequent to October 2024; however, Seadrill presently estimates that its aggregate liability following the High Court's judgment, including all interest and legal fees, is unlikely to exceed $61 million, subject to finalization of calculations relating to second tranche interest. Seadrill has requested permission for an appeal to the Court of Appeal, but there can be no guarantee that will be granted. In October 2025, Seadrill paid the first tranche of damages of approximately $43 million.
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
Sete Brazil claim
In or around 2010, Petroleo Brasileiro S.A. ("Petrobras") initiated a project in Brazil to construct a fleet of 28 offshore drilling rigs to support Petrobras (the "Sete Brazil Project"). A Brazilian company ("Sete Brazil") was formed in Brazil as a vehicle for the Sete Brazil Project. The Sete Brazil Project was unable to obtain financing and none of the 28 offshore drilling rigs was ever constructed. Sete Brazil was eventually declared bankrupt by the Brazilian courts in December 2024 although that bankruptcy is presently suspended.

On January 6, 2025, Seadrill Brazil received notices from Petrobras asserting "delay penalties" against Seadrill Brazil relating to three drillships to be constructed under the Sete Brazil Project and operated in Brazil by Seadrill Brazil under contracts awarded in 2012. The aggregate amount of the delay penalties claimed by Petrobras as of the date of receipt of the notices was approximately $213 million, with the potential for further delay penalties, which could be significant, to be assessed ratably over the remaining term of the drilling contracts for the three drillships. Petrobras indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for our five drillships (unrelated to the Sete Brazil Project) that are currently operating in Brazil, revenues related to which are included in our backlog as of September 30, 2025. No set-off right has been exercised to date. The contracts limit aggregate delay penalties to 10% of the total "estimated contract value", as defined in the contracts.

The Sete Brazil Project contracts also provide an alternative remedy to Petrobras of "compensatory damages" based upon termination of the contracts for which we would have joint and several liability if such damages were awarded to Petrobras. Petrobras could seek delay penalties or compensatory damages but could not seek both under the contracts. We were copied on correspondence between Petrobras and Sete Brazil (and certain of its related companies) in which Petrobras alleged that it is entitled to collect compensatory damages of approximately $825 million from these companies. Petrobras has not indicated to us that they intend to pursue these claims against us or set off these claims against our current drilling contracts. We dispute liability and do not believe any damages are due to Petrobras from us, Sete Brazil or any of its related companies in connection with the Sete Brazil Project as either delay penalties or compensatory damages.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Petrobras and Seadrill have agreed to participate in voluntary mediation, and Petrobras has committed to not exercise any set-off rights pending the outcome of the mediation. While Petrobras initially indicated that the mediation could commence in the third quarter of 2025, no date has been set and mediation is unlikely to begin before year-end. We cannot predict when the mediation will be completed, or what the outcome may be. Dialogue between the parties is ongoing. We are evaluating our legal options, which may include, among other things, seeking injunctive relief, seeking remedies against Petrobras under Seadrill’s prior U.S. Chapter 11 bankruptcy proceedings, and asserting counterclaims for substantial damages against Petrobras in Brazilian courts. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position and pursue available remedies.

Because we do not believe that it is probable that a loss with respect to the claims alleged by Petrobras has been incurred, and we cannot reasonably estimate the amount of any such loss, were it to be incurred, we have not accrued any amounts in respect thereof in our financial statements.
Brazil tax audit
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing tax audit relating to years 2009 and 2010, which is being litigated through the Brazilian courts. The initial court ruled in favor of Seadrill Brazil, but the appellate court reversed the lower court decision in September 2023 and ruled in favor of the tax authorities, assessing a tax and interest thereon of approximately $79 million. We will vigorously defend our position and, in the first quarter of 2024, our appeal was admitted by the higher courts, but the ultimate timing and outcome of this litigation cannot be determined.
There are additional open cases relating to years 2012, 2016, and 2017, where a similar principle is being contested but they are not as far advanced through the courts, for an aggregate assessed amount, including tax and interest, of approximately $84 million.

In order to litigate the tax audit relating to years 2009 and 2010, Seadrill Brazil has entered into an agreement for an insurance bond of BRL436 million ($82 million as of September 30, 2025).
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
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previously managed rig arrangements with Sonadrill. As of September 30, 2025, we have not recognized any liabilities for these guarantees as we do not consider it probable that the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion (December 31, 2024: $1.1 billion), in the aggregate, across the three rigs we manage for the joint venture on two active and two historic contracts.

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
As of September 30, 2025, we owned a total of 15 drilling rigs, of which nine were operating, two were undergoing capital upgrade projects, one was preparing for contract commencement in late 2025 or early 2026, following completion of its special periodic survey, and three were stacked. The operating units include eight floaters (comprising six 7th generation drillships, one 6th generation drillship and one benign environment semi-submersible) and one harsh environment jackup. In addition to our owned assets, as of September 30, 2025, we managed two 7th generation drillships owned by Sonangol EP.
Significant Developments
U.S. global trade policy changes
Ongoing and recently proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S., including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs and ongoing legal challenges to such tariffs, on our business and operations; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations.
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
The contract backlog for our fleet was as follows as of the dates specified:

(In $ millions)	September 30, 2025	December 31, 2024
Drilling contracts	2,277	3,034
Other	234	146
Total contract backlog	2,511	3,180
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
We estimate the September 30, 2025 contract backlog to be realized over the following periods:

(In $ millions)		Year ending December 31,
Contract backlog	Total	2025 (1)	2026	2027	Thereafter
Drilling contracts	2,277	272	857	692	456
Other	234	63	156	15	—
Total	2,511	335	1,013	707	456

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

Business Environment
The table below shows the average oil price for the nine months ended September 30, 2025 and year ended December 31, 2024. The Brent oil price as of November 3, 2025 was $65/bbl.

	September 30, 2025	December 31, 2024
Average Brent oil price ($/bbl)	70	80
Source: Bloomberg
In recent years, oil prices have generally remained at levels that support offshore exploration and development activity, where global rig demand has been steady. This level of demand was sustained by the combination of commodity prices, heightened focus on energy security, and relative attractiveness of offshore plays with respect to both cost and carbon emissions.
The price of Brent oil averaged $70 per barrel during the nine months ended September 30, 2025 down from $80 per barrel in 2024. Global growth in the production of oil and slower growth in demand have put downward pressure on prices.
Uncertainty persists in the market in light of concerns over global economic conditions, government trade policies and output increases by the Organization of Petroleum Exporting Countries and other major international producers. This has led to the continued deferral of offshore capital expenditures and contracting of offshore drilling services, and could have a negative impact on near-term future demand for offshore drilling services. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs and the prices of goods and services required to reactivate or operate rigs. As anticipated, 2025 is shaping up to be a year marked by softer utilization and a corresponding increase in competition, placing downward pressure on near term dayrates; however, as global tendering activity accelerates, we see signs that point towards a market recovery in 2027. In addition, we believe oil majors are calling for renewed focus on large-scale exploration and investment, and there is also growing consensus that U.S. shale production is plateauing.
The table below shows the global number of rigs on contract and marketed utilization for the nine months ended September 30, 2025 and year ended December 31, 2024:

	September 30, 2025	December 31, 2024
Contracted rigs
Benign environment floater	110	111
Harsh environment floater	22	23
Harsh environment jackup	26	28
Marketed utilization
Benign environment floater	87%	88%
Harsh environment floater	92%	95%
Harsh environment jackup	93%	96%
Source: RigLogix

Global benign-environment floaters
Marketed utilization decreased in the first nine months of 2025 compared to the prior year, mainly due to fewer contracted floaters, which were primarily benign environment semi-submersibles.
Global harsh environment units
Marketed utilization for harsh environment floaters and jackups declined in the first nine months of 2025 compared to the prior year, primarily reflecting reduced capital spending on drilling activities.

Results of operations
Results for the three months ended September 30, 2025 and September 30, 2024
The tables included below set out financial information for the three months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Operating revenues	363	354	9	3%
Operating expenses	(337)	(307)	(30)	10%
Operating profit	26	47	(21)	(45)%
Interest expense	(15)	(15)	—	—%
Financial and non-operating items	(11)	7	(18)	(257)%
Profit before income taxes	—	39	(39)	(100)%
Income tax expense	(11)	(7)	(4)	57%
Net (loss)/income	(11)	32	(43)	(134)%
1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

	Three months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Contract revenues (a)	280	263	17	6%
Reimbursable revenues (b)	11	20	(9)	(45)%
Management contract revenues	63	62	1	2%
Leasing revenues	9	9	—	—%
Total operating revenues	363	354	9	3%
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
The average number of rigs on contract remained consistent at 10 in each of the three months ended September 30, 2025 and 2024. However, there was a minor increase in the total days on contract resulting in higher contract revenues of $2 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The increase was primarily driven by the West Auriga and West Polaris commencing work in Brazil in December 2024 and February 2025, respectively, and therefore, operating during the three months ended September 30, 2025, in contrast to the three months ended September 30, 2024, during which contract preparation activities were performed. The increase was partially offset by the West Phoenix and West Capella, which did not operate during the three months ended September 30, 2025, compared to being partially contracted during the three months ended September 30, 2024, along with the Sevan Louisiana and West Vela operating for fewer days in the third quarter of 2025 compared to the same period in 2024.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned during the three months ended September 30, 2025 was $330 thousand compared to $304 thousand during the three months ended September 30, 2024, resulting in a $22 million increase in contract revenues in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
The increase was driven by higher-than-average dayrates for the West Auriga and West Polaris operating in Brazil and the West Neptune and West Vela operating in the U.S. Gulf of America during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. These impacts were partially offset by higher-than-average dayrates for the West Phoenix and West Capella during the three months ended September 30, 2024, in contrast to the third quarter of 2025, during which the rigs were not on contract, along with a decreased operating dayrate for the Sevan Louisiana operating in the U.S. Gulf of America during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

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
The economic utilization for the three months ended September 30, 2025 was 91%, compared to 95% for the three months ended September 30, 2024, resulting in an $11 million decrease in contract revenues in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease during the third quarter of 2025 was primarily due to downtime on the West Carina and West Polaris, offset by improved economic utilization on the West Tellus compared to the third quarter of 2024.
iv.Deferred mobilization revenues
We receive fees for the mobilization of our rigs, where the associated revenue is recognized ratably over the expected term of the related drilling contract. As a result, we record a contract liability for mobilization fees received, which is amortized ratably to contract revenues as services are rendered over the initial term of the related drilling contract.
The amortization of deferred mobilization revenues increased by $9 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase was primarily attributable to mobilization fees received on the West Polaris and West Auriga, which commenced operations within the last 12 months.
v.Other items
Contract revenues include add-on services and performance bonuses.
There was a decrease in contract revenues of $5 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily attributable to the West Phoenix earning revenues from add-on services and a performance bonus during the three months ended September 30, 2024, which did not recur during the three months ended September 30, 2025.
b) Reimbursable revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel and other services provided at their request in accordance with a drilling contract. We classify such revenues as reimbursable revenues.
For the three months ended September 30, 2025 and the three months ended September 30, 2024, reimbursable revenues primarily related to rigs managed for the Sonadrill joint venture for long-term maintenance projects on the Libongos and Quenguela, along with some reimbursable revenues related to services provided across various customers.
The $9 million decrease in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to reduced reimbursable services provided to the Libongos and Quenguela for long-term maintenance during the third quarter of 2025, compared to the third quarter of 2024.
2) Operating expenses
Total operating expenses include vessel and rig operating expenses, reimbursable expenses, depreciation of drilling units and equipment, amortization of intangibles, management contract expenses, selling, general and administrative expenses, and merger and integration related expenses.

	Three months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Vessel and rig operating expenses (a)	(191)	(172)	(19)	11%
Reimbursable expenses	(11)	(19)	8	(42)%
Depreciation and amortization (b)	(58)	(42)	(16)	38%
Management contract expenses (c)	(49)	(45)	(4)	9%
Selling, general and administrative expenses	(27)	(27)	—	—%
Merger and integration related expenses	(1)	(2)	1	(50)%
Total operating expenses	(337)	(307)	(30)	10%
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

Vessel and rig operating expenses increased by $19 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. During the three months ended September 30, 2025, there was a $46 million increase in vessel and rig operating expenses compared to the three months ended September 30, 2024, primarily related to the West Auriga and West Polaris commencing operations in Brazil, of which $13 million related to increased amortization of deferred mobilization costs, along with higher repair and maintenance costs across the fleet. This was partially offset by a $21 million decrease in vessel and rig operating expenses during the three months ended September 30, 2025 related to the West Phoenix and West Capella, which were stacked during the third quarter of 2025, and lower managed service agreement fees of $6 million, as the rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties.

b) Depreciation and amortization
The $16 million increase in depreciation and amortization for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is mainly attributable to the capital projects on the West Auriga and West Polaris related to their respective contracts in Brazil.
c) Management contract expenses
Management contract expenses include costs related to Sonadrill's rigs, Quenguela and Libongos, and the Seadrill rig leased to Sonadrill, the West Gemini.
Management contract expenses increased by $4 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily attributable to estimated damages following the unfavorable court judgment related to fees for arranging the Sonadrill joint venture.
Refer to Note 13 - "Commitments and contingencies - Legal Proceedings - Sonadrill fees claim" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.
3) Interest expense

	Three months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest on debt facilities (a)	(13)	(14)	1	(7)%
Other	(2)	(1)	(1)	100%
Total interest expense	(15)	(15)	—	—%
a) Interest on debt facilities
We incur interest on our debt facilities as summarized below:

	Three months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
$575 million secured bond	(12)	(12)	—	—%
Unsecured senior convertible bond	(1)	(2)	1	(50)%
Total interest on debt facilities	(13)	(14)	1	(7)%
4) Financial and non-operating items

	Three months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest income (a)	4	6	(2)	(33)%
Equity in losses of equity method investment (net of tax) (b)	(11)	(2)	(9)	450%
Other financial and non-operating items (c)	(4)	3	(7)	(233)%
Total financial and non-operating items	(11)	7	(18)	(257)%
a) Interest income
Interest income relates to interest earned on bank deposits. The $2 million decrease in interest income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributable to lower cash balances.
b) Equity in losses of equity method investment (net of tax)
The losses during the three months ended September 30, 2025 and the three months ended September 30, 2024 related to Seadrill's proportion of losses from Sonadrill.
The increase in losses of $9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by the West Gemini not operating during the third quarter of 2025, compared to operating during the third quarter of 2024.

c) Other financial and non-operating items
Other financial and non-operating items decreased by $7 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due foreign exchange movements of the USD against the Indonesian Rupiah.
5) Income tax expense
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities related to our ownership and operation of drilling units and may vary significantly depending on jurisdictions and contractual arrangements. In most cases, the calculation of taxes is based on net income or deemed income, the latter generally being a function of gross revenue.
The $4 million increase in tax expense during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions.
Results for the nine months ended September 30, 2025 and September 30, 2024
The tables included below set out financial information for the nine months ended September 30, 2025 and September 30, 2024:

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Operating revenues	1,075	1,096	(21)	(2)%
Operating expenses	(1,025)	(900)	(125)	14%
Other operating items	—	219	(219)	(100)%
Operating profit	50	415	(365)	(88)%
Interest expense	(45)	(46)	1	(2)%
Financial and non-operating items	(17)	(4)	(13)	325%
(Loss)/profit before income taxes	(12)	365	(377)	(103)%
Income tax expense	(55)	(20)	(35)	175%
Net (loss)/income	(67)	345	(412)	(119)%
1) Operating revenues

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Contract revenues (a)	816	805	11	1%
Reimbursable revenues (b)	42	55	(13)	(24)%
Management contract revenues (c)	189	185	4	2%
Leasing revenues (d)	25	46	(21)	(46)%
Other revenues	3	5	(2)	(40)%
Total operating revenues	1,075	1,096	(21)	(2)%
a) Contract revenues
i.Average number of rigs on contract
The average number of rigs on contract remained consistent at 10 in each of the nine months ended September 30, 2025 and 2024. However, there was a decrease in total days on contract resulting in lower contract revenues of $43 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
The decrease was primarily driven by the West Phoenix being stacked through the nine months ended September 30, 2025, West Capella being stacked for the majority of the nine months ended September 30, 2025, and West Neptune operating for fewer days, compared to the nine months ended September 30, 2024.
These impacts were partially offset by the Sevan Louisiana operating for more days during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to its special periodic survey in the first quarter of 2024. The West Auriga and West Polaris also commenced work in Brazil in December 2024 and February 2025, respectively, and therefore, were operating for more days during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
ii.Average contractual dayrates
The average contractual dayrate earned during the nine months ended September 30, 2025 was $328 thousand compared to $297 thousand during the nine months ended September 30, 2024, resulting in a $76 million increase in contract revenues in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

The increase was driven by higher-than-average dayrates for the West Neptune and West Vela operating in the U.S. Gulf of America, West Auriga and West Polaris operating in Brazil, and the West Elara operating in Norway during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These impacts were partially offset by higher-than-average dayrates for the West Phoenix and West Capella during the nine months ended September 30, 2024, in contrast to the nine months ended September 30, 2025, during which the rigs were not on contract during the period.
iii.Economic utilization for rigs on contract
The economic utilization for the nine months ended September 30, 2025 was 90%, compared to 95% for the nine months ended September 30, 2024, resulting in a $36 million decrease in contract revenues in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease during the nine months ended September 30, 2025 was primarily due to unplanned downtime related to regulatory matters impacting the West Tellus and downtime on the West Polaris, West Auriga, West Elara, West Carina and Sevan Louisiana, partially offset by improved economic utilization on the West Neptune and West Jupiter compared to the nine months ended September 30, 2024.
iv.Deferred mobilization revenues
The amortization of deferred mobilization revenues increased by $26 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily attributable to mobilization fees received on the West Capella, West Polaris and West Auriga, which commenced operations within the last 12 months.
v.Other items
There was a decrease in contract revenues of $12 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily attributable to the West Phoenix earning revenues from add-on services and a performance bonus during the nine months ended September 30, 2024, which did not recur during the nine months ended September 30, 2025.
b) Reimbursable revenues
The decrease of $13 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to additional reimbursable services provided to the Libongos and Quenguela for long-term maintenance during the nine months ended September 30, 2024, which did not recur during the nine months ended September 30, 2025.
c) Management contract revenues
Management contract revenues include revenues related to contracts where we provide management, operational and technical support services and are comprised of revenues from our joint venture, Sonadrill, relating to the Libongos, Quenguela and West Gemini.
Management contract revenues increased by $4 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher management fees on the Libongos, Quenguela and the West Gemini.
Refer to Note 10 - "Related party transactions" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.
d) Leasing revenues
Leasing revenues decreased by $21 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily attributable to the disposal of the Gulfdrill rigs in June 2024.
Refer to Note 10 - "Related party transactions" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.
2) Operating expenses

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Vessel and rig operating expenses (a)	(550)	(517)	(33)	6%
Reimbursable expenses	(42)	(53)	11	(21)%
Depreciation and amortization (b)	(169)	(123)	(46)	37%
Management contract expenses (c)	(187)	(124)	(63)	51%
Selling, general and administrative expenses	(76)	(76)	—	—%
Merger and integration related expenses	(1)	(7)	6	(86)%
Total operating expenses	(1,025)	(900)	(125)	14%
a) Vessel and rig operating expenses
Vessel and rig operating expenses increased by $33 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025 there was a $117 million increase in vessel and rig operating expenses compared to the nine months ended September 30, 2024, primarily related to the West Auriga and West Polaris commencing operations in Brazil, of which $35 million related to increased amortization of deferred mobilization costs, along with higher repair and maintenance costs across the fleet. This was partially offset by a $57 million decrease in vessel and rig operating expenses during the nine months ended September 30, 2025 related to the West Phoenix and West Capella, which were stacked for the majority of the nine months ended September 30, 2025, and lower managed service agreement fees of $27 million, as the rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties.

b) Depreciation and amortization
The $46 million increase in depreciation and amortization for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is mainly attributable to the capital projects on the West Auriga and West Polaris and unfavorable contracts being fully amortized during 2024.
Depreciation of drilling units and equipment
Depreciation increased by $40 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mainly attributable to the capital projects on the West Auriga and West Polaris related to their respective contracts in Brazil.
Amortization of intangibles
Amortization expense increased by $6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, mainly attributable to unfavorable contracts being fully amortized during 2024 related to the West Auriga and West Vela.
c) Management contract expenses
Management contract expenses increased by $63 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily attributable to estimated damages following the unfavorable court judgment related to fees for arranging the Sonadrill joint venture, along with higher repairs and maintenance costs.
Refer to Note 13 - "Commitments and contingencies - Legal Proceedings - Sonadrill fees claim" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.
3) Other operating items

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Gain on disposals (a)	—	203	(203)	(100)%
Other operating income (b)	—	16	(16)	(100)%
Total other operating items	—	219	(219)	(100)%
a) Gain on disposals
Gain on disposals of $203 million for the nine months ended September 30, 2024 relates to the disposal of the West Castor, West Telesto and West Tucana jackup units, along with our 50% equity interest in the Gulfdrill joint venture.
b) Other operating income
Other operating income of $16 million for the nine months ended September 30, 2024 relates to the recovery of historical import duties in the form of tax credits following the approval by the applicable tax authorities, which did not recur in the nine months ended September 30, 2025.
4) Interest expense

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest on debt facilities (a)	(40)	(43)	3	(7)%
Other	(5)	(3)	(2)	67%
Total interest expense	(45)	(46)	1	(2)%
a) Interest on debt facilities
We incur interest on our debt facilities as summarized below:

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
$575 million secured bond	(36)	(37)	1	(3)%
Unsecured senior convertible bond	(4)	(6)	2	(33)%
Total interest on debt facilities	(40)	(43)	3	(7)%

5) Financial and non-operating items

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Interest income (a)	11	20	(9)	(45)%
Equity in earnings/(losses) of equity method investments (net of tax) (b)	3	(13)	16	(123)%
Other financial and non-operating items (c)	(31)	(11)	(20)	182%
Total financial and non-operating items	(17)	(4)	(13)	325%
a) Interest income
The $9 million decrease in interest income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to lower cash balances.
b) Equity in earnings/(losses) of equity method investments (net of tax)
The increase in earnings of $16 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to higher operating dayrates on the West Gemini and Quenguela, offset by the impact of West Gemini not operating during the third quarter of 2025, compared to operating during the third quarter of 2024, and increased management fees.
c) Other financial and non-operating items
Other financial and non-operating items increased by $20 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily related to the recognition of VAT liabilities and a provision related to assets sold in 2023. This was partially offset by favorable foreign exchange movements due to the depreciation of the USD against the Brazilian Real and Norwegian Krone.
6) Income tax expense
The $35 million increase in tax expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions and changes in valuation allowances established for Switzerland and Brazil.
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

During the three and nine months ended September 30, 2025, the Company did not repurchase Shares, and therefore, as of September 30, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

During the three months ended September 30, 2024, the Company repurchased approximately 4 million Shares amounting to $183 million, with a weighted average Share price of $45.37. During the nine months ended September 30, 2024, the Company repurchased approximately 9.1 million Shares amounting to $427 million, with a weighted average Share price of $46.77.

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
As of September 30, 2025, Seadrill had available liquidity of $587 million, which consisted of unrestricted cash of $402 million and available borrowings under our Revolving Credit Facility of $185 million. Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next 12 months.
The table below shows unrestricted cash balances and total available liquidity as of each date presented.

(In $ millions)	September 30, 2025	December 31, 2024
Unrestricted cash	402	478
Undrawn Revolving Credit Facility	185	225
Total available liquidity	587	703
We have shown our sources and uses of cash by category of cash flows in the table below:

	Nine months ended September 30,
(In $ millions, except percentages)	2025	2024	Change	Change %
Net cash provided by operating activities (a)	12	81	(69)	(85)%
Net cash (used in)/provided by investing activities (b)	(91)	219	(310)	(142)%
Net cash used in financing activities (c)	—	(431)	431	(100)%
Effect of exchange rate changes in cash	2	(5)	7	(140)%
Change in period	(77)	(136)	59	(43)%
a) Net cash provided by operating activities
Cash flows from operating activities includes cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.
Net cash provided by operating activities during the nine months ended September 30, 2025 was $12 million compared to $81 million for the nine months ended September 30, 2024. The $69 million decrease was primarily related to decreased operating results, the timing of receipts from customers, and increased disbursements to suppliers, partially offset by reduced mobilization costs incurred in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which primarily related to contract preparation costs incurred for the West Polaris and West Auriga.
b) Net cash (used in)/provided by investing activities
The $91 million cash used in investing activities during the nine months ended September 30, 2025 was primarily related to capital expenditures on the West Neptune, West Elara and West Auriga and the acquisition of capital spares.
The $219 million cash provided by investing activities during the nine months ended September 30, 2024 was primarily related to the proceeds received on the disposal of our three jackup rigs, West Castor, West Telesto and West Tucana, along with our 50% equity interest in the Gulfdrill joint venture of $338 million. This was partially offset by capital expenditures of $119 million primarily related to capital upgrades on the West Auriga and West Polaris during their preparations for Petrobras contracts.
c) Net cash used in financing activities
The $431 million cash used in financing activities during the nine months ended September 30, 2024 was related to Share repurchases.

3) Borrowing Activities
An overview of our debt as of September 30, 2025, divided into (i) secured bond and (ii) unsecured senior convertible bond, is presented in the table below:

(In $ millions)	Principal Value as of September 30, 2025	Debt Premium	Bond Issuance Costs	Carrying Value as of September 30, 2025	Maturity Date
Bonds
$575 million secured bond	575	1	(14)	562	August 2030
Unsecured
$50 million senior convertible bond	50	—	—	50	August 2028
Total debt	625	1	(14)	612
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
In August 2025, the Company issued a NOK403 million guarantee ($40 million as of September 30, 2025) under the Revolving Credit Facility related to the SFL Hercules Ltd. claim, which reduced the available borrowings under the Revolving Credit Facility to $185 million.
For further details, please refer to Note 13 – "Commitments and contingencies" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.
$575 million Notes Offerings
In July 2023, Seadrill Finance issued the Notes in a private offering. The Notes mature on August 1, 2030. The Notes are guaranteed by the Company and the same subsidiaries of the Company that guarantee the Credit Agreement. The Notes are secured by a second priority lien on the same assets that secure the Credit Agreement.
For further details on these facilities, please refer to Note 9 – "Debt" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.
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
As of September 30, 2025, Seadrill was in compliance with these financial covenants.
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
For a discussion of our critical accounting estimates, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in our 2024 10-K. As of September 30, 2025, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2025. Based on that evaluation and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, providing effective means to ensure the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information regarding legal proceedings is presented in Note 13 – "Commitments and contingencies" to our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2025, the Company did not repurchase Shares, and therefore, as of September 30, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 6, 2025
	By:	/s/ Grant Creed Grant Creed Executive Vice President and Chief Financial Officer (duly authorized officer, principal financial officer, principal accounting officer)