Form 10-K
period 2025-12-31
Seadrill Ltd
filed 2026-02-26
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number: 001-39327

SEADRILL LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda	98-1834031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11025 Equity Dr. , Suite 150, Houston, Texas, United States of America	77041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	+1	(713)	329 1150
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Shares, par value $0.01 per share	SDRL	New York Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes	☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes	☒ No

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
As of June 30, 2025, the aggregate market value of the common shares of Seadrill Limited held by non-affiliates was approximately $849 million (based on the closing price of such shares on such date, as reported on the New York Stock Exchange)
As of February 20, 2026, 62,449,447 common shares of the registrant were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☒ Yes	☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 annual general meeting of shareholders to be filed with the Securities and Exchange Commission are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this annual report, including, without limitation, those regarding the Company’s outlook, plans, strategies, business prospects, financial performance, operations, litigation, rig activity and changes and trends in its business and the markets in which it operates, are forward-looking statements. These forward-looking statements can often, but not necessarily, be identified by the use of forward-looking terminology, including the terms "assumes", "projects", "forecasts", "estimates", "expects", "anticipates", "believes", "plans", "intends", "may", "might", "will", "would", "can", "could", "should" or, in each case, their negative, or other variations or comparable terminology. These statements are based on management’s current plans, expectations, assumptions and beliefs concerning future events impacting the Company and therefore involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: those described under Part I, Item 1A, "Risk Factors" in this annual report, offshore drilling market conditions including supply and demand, dayrates, customer drilling programs and effects of new or reactivated rigs on the market, contract awards and rig mobilizations, contract backlog, dry-docking and other costs of maintenance, special periodic surveys, upgrades and regulatory work for the drilling units in the Company’s fleet, the performance of the drilling units in the Company’s fleet, delay in payment or disputes with customers, the Company’s ability to successfully employ its drilling units, procure or have access to financing, ability to comply with loan covenants, fluctuations in the international price of oil, international financial market conditions, U.S. trade policy and tariffs and worldwide reactions thereto, inflation, changes in governmental regulations that affect the Company or the operations of the Company’s fleet, increased competition in the offshore drilling industry, the review of competition authorities, the impact of global economic conditions and global health threats, pandemics and epidemics, our ability to maintain relationships with suppliers, customers, employees and other third parties, our ability to maintain adequate financing to support our business plans, our ability to successfully complete and realize the intended benefits of any mergers, acquisitions and divestitures, and the impact of other strategic transactions, our liquidity and the adequacy of cash flows to satisfy our obligations, future activity under and in respect of the Company’s share repurchase program, our ability to satisfy (or timely cure any noncompliance with) the continued listing requirements of the New York Stock Exchange (the "NYSE"), the cancellation of drilling contracts currently included in reported contract backlog, losses on impairment of long-lived fixed assets, shipyard, construction and other delays, the results of meetings of our shareholders, political and other uncertainties, including those related to the conflicts in Ukraine and the Middle East, and any related sanctions, the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, including any litigation related to acquisitions or dispositions, the concentration of our revenues in certain geographical jurisdictions, limitations on insurance coverage, our ability to attract and retain skilled personnel on commercially reasonable terms, the level of expected capital expenditures, our expected financing of such capital expenditures and the timing and cost of completion of capital projects, fluctuations in interest rates or exchange rates and currency devaluations relating to foreign or United States ("U.S.") monetary policy, tax matters, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, legal and regulatory matters in the jurisdictions in which we operate, customs and environmental matters, the potential impacts on our business resulting from decarbonization and emissions legislation and regulations, the impact on our business from climate change generally, the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems, and other important factors described from time to time in the reports filed or furnished by us with the U.S. Securities and Exchange Commission (the "SEC"). The foregoing risks and uncertainties are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. In many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to any person(s) acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by securities law. Forward-looking and other statements in this annual report regarding our environmental, social and other sustainability plans and goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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
•Changing sentiments with respect to environmental, social and governance matters and climate change may impact us.
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
•Failure to adequately protect our sensitive information, operational technology systems and critical data, or our service providers’ failure to protect their systems and data, could have a material adverse effect on us.
•We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
•Any violation of anti-bribery, anti-corruption, anti-fraud or ethical business practice laws and regulations could have a negative impact on us.
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
As of December 31, 2025, we owned a total of 15 drilling units, of which 10 were operating, one was undergoing capital upgrade projects for a contract commencing in the second quarter of 2026, one was undergoing repairs and maintenance projects and three were cold stacked. The 10 operating units include nine benign floaters (comprising six 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment jackup. In addition to our owned assets, as of December 31, 2025, we managed two drilling units owned by Sonangol.
We are recognized for providing high quality operations, in some of the most challenging sectors of offshore drilling and have worldwide operations based on where activities are conducted in the global oil and gas industry. As of December 31, 2025, we employed approximately 3,000 employees across the globe.
Seadrill Limited (previously known as "Seadrill 2021 Limited") is an exempted company limited by shares incorporated under the laws of Bermuda and in accordance with the Bermuda Companies Act 1981 (the "Bermuda Companies Act"). Seadrill Limited was incorporated on October 15, 2021, under the name Seadrill 2021 Limited. On February 22, 2022 ("Effective Date"), Seadrill Limited and certain of its subsidiaries, that filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court emerged from bankruptcy proceedings in accordance with the terms and conditions of Seadrill's Plan of Reorganization. Seadrill Limited became the ultimate parent holding company of the Seadrill Limited group of companies (the "Group"), at which point its name was changed to Seadrill Limited ("Seadrill", "we", "us", "our", and "Company"). The Company is registered with the Bermuda Registrar of Companies under registration number 202100496.
From July 2, 2018, to the Effective Date, the ultimate parent holding company of the Group was Seadrill Limited, an exempted company limited by shares incorporated under the laws of Bermuda on March 14, 2018 with registration number 53439 ("Old Seadrill Limited").
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
Overall Strategy
Our vision is to set the standard in deepwater oil and gas drilling, and we deliver this vision through the four pillars of our strategy:
i.Operational excellence
Our objective is to unlock energy safely, efficiently, and responsibly for our clients globally. We strive to achieve this by maximizing asset availability through best-in-class operational performance, rigorous safety standards, and consistent execution. We are committed to maintaining safe and reliable operations through disciplined maintenance and continuous improvement. We also focus on driving cost efficiency across our operating model to strengthen reliability, reduce downtime, and deliver predictable performance for customers.
ii.Fleet and portfolio strength
Maintaining a competitive fleet requires having the right rigs in the right areas, supported by a disciplined and focused portfolio. We upgrade and future-proof our fleet through targeted investments, technical enhancements, and planned reinvestment that improve performance and extend asset longevity. This approach enhances flexibility to meet evolving customer requirements and positions us for future growth. We apply prudent financial management to support disciplined investment, execute our strategy with resilience, and aim to continue creating sustainable value through cycles. By actively managing our portfolio, we strengthen operational resilience and protect long-term value creation.
iii.Customer partnership and growth
We have established robust, long-term relationships with key customers and suppliers in the industry, and we seek to continuously deepen and strengthen these relationships further. We aim to do this by identifying strategic partnerships that are mutually beneficial and focused on delivering greater value through collaboration and execution excellence. In addition, we seek to diversify revenue streams by identifying value-adding services, improving how we support customers across the drilling lifecycle, and expanding opportunities aligned with our operational strengths. We strive to provide the best possible service and be valued partners in our customers' success.

iv.People and performance
We are proud of our culture, and we recognize that our business is built on people. We aim to recruit, retain, and develop the best talent in the industry and build a dynamic organization that adapts to evolving business needs. Developing internal talent and strengthening leadership depth are essential to delivering consistent performance and long-term competitiveness.

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
Semi-submersible drilling units:
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

Drilling units
The following table provides certain specifications and the location of our drilling units as of December 31, 2025.

Unit	Drilling unit type	Year built	Water depth (feet)	Drilling depth (feet)	Location as of December 31, 2025
West Carina	Drillship	2015	12,000	37,500	Brazil
West Jupiter	Drillship	2014	12,000	37,500	Brazil
West Neptune	Drillship	2014	12,000	37,500	USA
West Saturn	Drillship	2014	12,000	37,500	Brazil
West Tellus	Drillship	2013	12,000	37,500	Brazil
West Auriga	Drillship	2013	12,000	37,500	Brazil
West Vela	Drillship	2013	12,000	37,500	USA
West Gemini	Drillship	2010	10,000	37,500	Angola
West Polaris	Drillship	2008	10,000	37,500	Brazil
West Capella	Drillship	2008	10,000	37,500	Singapore
Sevan Louisiana	Semi-submersible	2013	10,000	35,000	USA
West Eclipse	Semi-submersible	2011	10,000	40,000	Namibia
West Aquarius	Semi-submersible	2009	10,000	34,500	Norway
West Phoenix	Semi-submersible	2008	10,000	29,500	Norway
West Elara	Jackup	2011	492	35,000	Norway
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
Backlog
Refer to Part II, Item 7, " Management's Discussion and Analysis of Financial Condition and Results of Operations" for backlog information.
Markets
Our operations are geographically dispersed in oil and gas exploration and development areas throughout the world. We operate in a single, global offshore drilling market, as our drilling units are mobile assets and are able to be moved according to prevailing market conditions. For details of our revenues and fixed assets by geography, refer to Note 4 – "Segment information" to the Consolidated Financial Statements included herein.
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations - Market Overview and Trends" for additional details.

Customers
Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities. The following customers had total revenues greater than 10% of our total operating revenues in any of the periods presented:

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Petrobras	36%	18%	16%
Sonadrill	22%	22%	17%
Talos	11%	2%	7%
LLOG	10%	9%	9%
Others	21%	49%	51%
	100%	100%	100%
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

Human Capital

As of December 31, 2025, we had approximately 3,000 employees worldwide, including contracted-in staff.

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

Labor Rights
As we employ people in a number of locations globally, in some locations, predominantly Norway and Brazil, employees and contract labor are represented by collective bargaining agreements ("CBAs"). As part of the legal obligations in some of these agreements, we are required to contribute certain amounts to retirement and pension funds. In addition, many of these employees are working under agreements that are subject to salary negotiation, which could result in higher personnel costs, other increased costs or increased operating restrictions that could adversely affect our financial performance. We consider our relationships with the various unions to be stable. The CBAs in place relating to Norway's employees have no set expiry and are reviewed every two years. Separate agreements are in place for the Onshore and Offshore populations. The CBA in place in Brazil is negotiated annually and was successfully negotiated for the period from September 2025 to August 2026, when it will be up for its next annual negotiation.

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

Safety
Seadrill is dedicated to establishing a secure work environment where effective barriers to control the hazards in our operations manage risk and everyone’s well-being is prioritized. The health, well-being, and safety of our employees, service providers, customers, third parties and stakeholders to our operations are of utmost significance to us. We strive to be a beacon of excellence, setting an example for the offshore drilling industry through our comprehensive health, safety and environmental management system. All health, safety and environmental incidents, including near misses, are investigated to identify learnings to enable us to strengthen and improve barriers and controls to manage hazards and mitigate risk to an acceptable level to enable safe, efficient and reliable operations. We measure our safety performance in terms of widely accepted ratios with the use of industry standards, including the total recordable incident rate (“TRIR”), which represents the number of recordable work-related injuries or illnesses for every 200,000 hours worked. During the year ended December 31, 2025, our TRIR was 0.17, which was below the IADC average of 0.34 for the areas in which Seadrill operates.
Environmental and Other Regulations in the Offshore Drilling Industry
Our operations are subject to numerous laws and regulations in the form of international treaties and maritime regimes, flag state requirements, national environmental laws and regulations, navigation and operating permits requirements, local content requirements, and other national, state and local laws and regulations in force in the jurisdictions in which our drilling units operate or are registered, which can significantly affect the ownership and operation of our drilling units. For details of environmental laws and regulations affecting our operations, refer to Part I, Item 1A, "Risk Factors – Risks Relating to Our Business and Industry – Changing sentiments with respect to environmental, social and governance matters and climate change may impact us."
i.Flag State Requirements
All our drilling units are subject to regulatory requirements of the flag state where the drilling unit is registered. The flag state requirements are international maritime requirements and, in some cases, further interpolated by the flag state itself. These include engineering, safety and other requirements related to the maritime industry. In addition, each of our drilling units must be "classed" by a classification society. The classification society certifies that the drilling unit is "in-class," signifying that such drilling unit has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the flag state and the international conventions of which that country is a member. Maintenance of class certification requires expenditures and can require taking a drilling unit out of service from time to time for repairs or modifications to meet class requirements. Our drilling units must generally undergo class surveys annually and a renewal survey once every five years. In addition, for some of the internationally-required class certifications, such as the Code for the Construction and Equipment of Mobile Offshore Drilling Units (the "MODU Code") certificate, the classification society will act on a flag state’s behalf. The classification society can also act on behalf of the flag state for survey and issue of international certification. Port states can also impose stricter regimes than the flag state when the drilling unit is operating in their territorial waters.
ii.International Maritime Regimes
Applicable international maritime regime requirements include, but are not limited to, the International Convention on Civil Liability for Bunker Oil Pollution Damage, the International Convention for the Safety of Life at Sea of 1974, as from time to time amended, the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention, the MODU Code, the International Convention for the Prevention of Pollution from Ships, and the International Convention for the Control and Management of Ships’ Ballast Water and Sediments of 2004, as from time to time amended (the "BWM Convention"). These various conventions regulate air emissions and other discharges to the environment from, and safety matters related to, our drilling units worldwide, and we may incur costs to comply with these regimes and continue to comply with these regimes as they may be amended in the future. In addition, these conventions impose liability for certain discharges, including strict liability in some cases. For details of these laws and regulations, refer to Part I, Item 1A, "Risk Factors - Risks Relating to Our Business and Industry - We are subject to complex environmental laws and regulations that can adversely affect us."
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
iv.Safety Requirements
Our operations are subject to special safety regulations relating to drilling and to the oil and gas industry in many of the countries where we operate. The United States undertook substantial revision of safety regulations applicable to our industry following the 2010 Deepwater Horizon Incident, in which we were not involved. Other countries also have undertaken or are undertaking a review of their safety regulations related to our industry. These safety regulations may impact our operations and financial results by adding to the costs of exploring for, developing and producing oil and gas in offshore settings. For instance, on August 23, 2023, the Bureau of Safety and Environmental Enforcement ("BSEE") published a final rule that revised well control regulations that established more stringent design requirements and operational procedures for critical well control equipment used in offshore oil and gas drilling and BSEE has also implemented a risk-based inspection program for offshore facilities. The EU also undertook a significant revision of its safety requirements for offshore oil and gas activities following the Deepwater Horizon Incident through the issue of the EU Directive 2013/30 on the Safety of Offshore Oil and Gas Operations. In Brazil, the drilling industry is subject to the regulations of the National Agency for Petroleum, Natural Gas and Biofuels ("ANP"), which is the regulating body for the activities within the oil, natural gas and biofuels industries in Brazil. These and other future safety and environmental laws and regulations regarding offshore oil and gas exploration and development may increase the cost of our operations, lead our customers to not pursue certain offshore opportunities and result in additional downtime for our drilling units. In addition, if material spill events similar to the Deepwater Horizon Incident were to occur in the future, or if other environmental or safety issues were to cause significant public concern, the United States or other countries could elect to, again, issue directives to cease drilling activities in certain geographic areas, potentially for lengthy periods of time.
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
Information About Our Executive Officers
The following sets forth information regarding our executive officers as of February 26, 2026:

Name	Age	Position
Simon Johnson	55	President and Chief Executive Officer
Grant Creed	45	Executive Vice President, Chief Financial Officer
Samir Ali	40	Executive Vice President, Chief Commercial Officer
Torsten Sauer-Petersen	53	Executive Vice President, Chief Technology and Sustainability Officer
Todd Strickler	48	Senior Vice President, General Counsel
Marcel Wieggers	53	Senior Vice President, Operations

Simon Johnson. Simon William Johnson serves as the President and Chief Executive Officer of the Company. Mr. Johnson was appointed to such roles in March 2022. Mr. Johnson has worked internationally for the past 29 years for a number of publicly listed offshore drilling contractors, including the Company, Diamond Offshore, Noble Corporation, and Borr Drilling. His early career saw exposure to various rig and shore-based operational roles for MODUs in Southeast Asia before migrating to more commercially focused roles including Senior Vice President - Marketing and Contracts at Noble Corporation and Chief Executive Officer of Borr Drilling. Mr. Johnson has demonstrated strengths in strategy development, investor outreach, and relationship management. Mr. Johnson has many years of exposure to board engagements and associated corporate governance and compliance issues. Mr. Johnson holds a Bachelor of Commerce (Economics & Finance) from Curtin University and has completed the Advanced Management Program at Harvard Business School. Mr. Johnson holds Australian citizenship and resides in Texas.
Grant Creed. Grant Creed serves as Executive Vice President, Chief Financial Officer of the Company. Mr. Creed was appointed to such role in May 2021. Mr. Creed joined the Company in 2013 and has held various positions within Seadrill including Chief Restructuring Officer, VP Mergers & Acquisitions, and VP Corporate and Commercial Finance. Prior to joining the Company, he held M&A Transaction Services and Audit positions at Deloitte. Mr. Creed is a chartered accountant and holds a Bachelor of Commerce in Accounting from the University of Port Elizabeth, South Africa. Mr. Creed holds South African, Australian and British citizenships and resides in Texas.
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
Torsten Sauer-Petersen. Torsten Sauer-Petersen serves as Executive Vice President and was appointed to such role in March 2022. He also serves as Chief Technology and Sustainability Officer and was appointed to such role in August 2025. Mr. Sauer-Petersen joined Seadrill in February 2011 and has over 25 years of experience in the drilling industry. Prior to joining the Company, he held various leadership positions within Maersk Drilling. Mr. Sauer-Petersen holds an MBA from the International Institute of Management Development (IMD) in Lausanne, Switzerland. He is a Danish citizen and resides in Texas.
Todd Strickler. Todd Strickler serves as Senior Vice President, General Counsel of the Company. Mr. Strickler was appointed to such role in February 2023. Mr. Strickler has over 15 years’ experience in the offshore drilling and oilfield services sectors. Prior to joining the Company, he served as General Counsel and Chief Administrative Officer at Wellbore Integrity Services since 2019. Mr. Strickler was the SVP of Administration, General Counsel, and Corporate Secretary for Paragon Offshore from its inception in 2014 until its sale in 2018. Prior to that, he served as Associate General Counsel for Noble Drilling from 2009 to 2014. Mr. Strickler holds a Bachelor of Science in Mechanical Engineering from the University of Texas at Austin and a Doctor of Law from The University of Texas Law School. Mr. Strickler is a U.S. citizen and resides in Texas.
Marcel Wieggers. Marcel Wieggers serves as the Senior Vice President, Operations of Seadrill Management. Mr. Wieggers was appointed to such role in December 2023. Mr. Wieggers has over 25 years of experience in the offshore drilling industry. During his extensive tenure spanning over 15 years within Seadrill, Mr. Wieggers has demonstrated remarkable progression through various key roles. Commencing his journey as a Toolpusher, he ascended the ranks, culminating in his position as Vice President, Operations overseeing the Company’s Floater and Harsh Environment fleets prior to his appointment to Senior Vice President, Operations. His seasoned experience encompasses both offshore and onshore capacities, spanning continents including Africa, Asia, Europe, South America, and North America. Mr. Wieggers holds a Bachelor’s in Engineering, Drilling and Production Technology from Amsterdam University of Applied Sciences. He has completed the Accelerated Development Program from London Business School and the Advanced Management Program from the International Institute for Management Development (IMD). Mr. Wieggers is a Dutch citizen and resides in Texas.
Board of Directors of Seadrill Limited
Ms. Julie J. Robertson – Chairman of our Board of Directors and Former Executive Chairman, President and Chief Executive Officer of Noble Corporation plc and its predecessor companies.
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

Item 1A. Risk Factors
You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could affect our business, operating results and financial condition, as well as affect an investment in our Shares. Unless otherwise indicated, all information concerning our business and our assets is as of December 31, 2025. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
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
•oil refining capacity;
•the ability or willingness of the Organization of the Petroleum Exporting Countries ("OPEC"), and other non-member nations, including Russia, to set and maintain, or to be influenced to set and maintain, levels of production and pricing, and the level of production in non-OPEC countries, including the ability of OPEC to successfully coordinate and enforce production quotas;
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
•worldwide economic and financial problems, including, for example, inflationary pressures, supply chain disruptions and disruptions in global trade (including as a result of trade policies, tariffs and other trade restrictions), the resulting fears of recession and the corresponding decline in the demand for oil and gas and, consequently, our services;
•the occurrence or threat of a major natural disaster, catastrophic event, epidemic or pandemic, as well as any governmental response to such occurrence or threat;
•changes in and compliance with environmental laws, regulations and other initiatives, including those involving alternative energy sources, the phase-out of fossil fuel consuming vehicles, and the risks of global climate change; and
•the worldwide political and military environment, including uncertainty or instability resulting from civil disorder, geopolitical instability, border disputes or an escalation or additional outbreak of armed hostilities or other crises in the Middle East, Eastern Europe, Central and South America, or other geographic areas or acts of terrorism in the United States, Europe or elsewhere, including, for example, the ongoing conflicts in Ukraine and the Middle East and the Guyana-Venezuela dispute, and their respective regional and global ramifications.
As an example of the volatility in oil prices, Brent fell to $9 a barrel in April 2020 before a recovery in oil and gas prices toward the end of 2020 through part of 2022. As of December 31, 2025, Brent closed at a price of $60.85 a barrel. Although prices have partially recovered, they remain volatile; and there is no guarantee such recovery will be sustained. Even so, higher prices do not necessarily translate into increased drilling activity because our customers take into account a number of considerations when they decide to invest in offshore oil and gas resources.
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
In the past several years, the pace of consolidation in our industry has increased, and may continue to increase, leading to the creation of a number of larger and financially stronger competitors. For example, in February 2026, two of our competitors announced the signing of a definitive agreement to combine. If we are unable, or our customers believe that we are unable, to compete with the scale and financial strength of certain of our competitors, it could harm our ability to maintain existing drilling contracts and secure new ones. Moreover, business consolidations within the oil and gas industry in recent years have resulted in exploration and production companies combining and using their size and purchasing power to seek economies of scale and pricing concessions. Continuing consolidation within the oil and gas industry may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our services. There is no assurance that we will be able to maintain our level of activity with a customer after its consolidation with another company or replace that revenue with increased business activity with other customers. As a result, such consolidation in our industry, and the oil and gas industry may have a significant adverse impact on our business, results of operations, financial condition and cash flows. We are unable to predict what effect consolidations in these industries may have on prices, capital spending by our customers, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.
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
The shipment of goods, services and technology across international borders subjects our business to extensive trade laws and regulations. Import activities are governed by unique customs laws and regulations in each of the countries of operation. Moreover, many countries and governing bodies, including the United States, the United Kingdom (the "U.K.") and the European Union (the "EU"), control the export, re-export and transfer (in country) of certain goods, services and technology and impose related export recordkeeping and reporting obligations. Governments and governing bodies may also impose trade and economic sanctions against certain countries, persons and other entities that restrict or prohibit transactions involving such countries, persons or entities. For example, the U.S. government has imposed sanctions that are designed to restrict or prohibit doing business in certain countries that are heavily involved in the petroleum and petrochemical industries, which includes drilling activities.
The laws and regulations concerning import and export activity and economic sanctions are complex and constantly changing, and we cannot predict what changes will be made by the U.S., U.K., EU or other governments, nor can we predict the effects that any such changes would have on our business. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from the failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory obligations could also result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, the seizure of shipments, and the loss of import and export privileges.
Changes in government policies on foreign trade and investment can also affect the demand for our services, impact the competitive position of our services or prevent us from being able to sell services in certain countries. Our business benefits from free trade agreements, and efforts to withdraw from or substantially modify such agreements, in addition to the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry, could have a material adverse effect on our business, financial condition and results of operations. For example, in 2025, the Trump Administration announced additional tariffs on goods from all countries pursuant to the International Emergency Economic Powers Act. These tariffs were later found to have exceeded presidential authority and were invalidated by the courts. Following the ruling, President Trump has indicated a desire to implement a 150-day "global tariff" of 10% to 15%, using presidential powers under the Trade Act of 1974, and to seek to extend such tariffs under other statutes. Such tariffs may put upwards pressure on the prices of goods and services across the jurisdictions in which we operate, including those we source from third-party providers (as defined below), which could reduce our ability to offer competitive pricing to potential customers. In addition, the scope and durability of existing and future tariff measures remain uncertain. We cannot predict future changes to trade policy, including whether existing or future tariff policies will be maintained or modified or whether the entry into new trade agreements will occur, nor can we predict the effects that any such changes would have on our business. Changes in U.S. trade policy have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to conduct business across the jurisdictions or source goods and services from third-party providers. These changes, and any resulting negative sentiments or retaliatory trade practices towards the United States, could materially and adversely affect our business, financial condition and results of operations.
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

Changing sentiments with respect to environmental, social and governance matters and climate change may impact us.
Companies across all industries are experiencing changing sentiments and scrutiny relating to their ESG policies, including those related to climate change, sustainability, diversity and inclusion initiatives and heightened governance standards. Certain investor advocacy groups, institutional investors, investment funds, lenders and other market participants and certain regulators are focused on ESG practices and in recent years have placed importance on the implications and social cost of their investments. The focus and activism related to ESG and similar matters may hinder access to capital as investors and lenders may decide to reallocate capital or not to commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition or share price of such a company could be materially and adversely affected.
We may face pressures from investors, lenders and other market participants and certain regulators, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards, or reduce or offset our greenhouse gas emissions, so that our existing and future investors and lenders remain invested in us and make further investments in us. We may also be subject in the future to additional reporting requirements that are developing in response to such focus. If we do not take these measures or comply with the additional reporting requirements, our business or our ability to access capital could be harmed.
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
In recent years, certain stakeholders and regulators have also proposed or enacted "anti-ESG" policies, legislation or initiatives. This divergence in stakeholder expectations could expose us to reputational risks and potentially disrupt relationships with certain stakeholders.
Our aspirations, goals and initiatives related to sustainability, including emissions reduction and our public statements and disclosures regarding the same, expose us to numerous risks.
We have developed, and we may continue to develop, goals, and other objectives related to sustainability matters, including those discussed in our annual sustainability reports. Statements related to these goals and objectives are made using various underlying assumptions and reflect our current intentions, and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or objective is subject to numerous factors and conditions, many of which are outside of our control, including the availability of technologies and processes to reduce fuel use and improve energy efficiency on our rigs. Due to the interaction of numerous factors beyond our control we cannot predict the ultimate impact of setting or achieving sustainability goals, or the various implementation aspects, on our financial condition and results of operations.
Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals and other objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability assumptions or practices do not meet investor, regulatory or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability focused goals and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines dictated by regulations, timelines we voluntarily announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
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
In addition, our customers continue to seek more favorable terms with respect to allocation of risk under offshore drilling contracts. Our drilling contracts provide for varying levels of risk allocation and indemnification from our customers. Our customers have historically assumed most of the responsibility for and indemnified us from loss, damage or other potential liabilities. However, we regularly are required to assume liability for pollution and environmental damage caused by our negligence, which liability generally has caps; though in the event the damage is caused by our gross negligence or willful misconduct, our liability may not be limited. We still face resistance from some customers when attempting to reduce our contractual risk allocation, including when we seek to mitigate our liability exposure in relation to potential damages resulting from pollution or environmental damage and negotiating lower caps for damage caused by our gross negligence or willful misconduct. Our contracts may also be subject to judicial review and application of public policy principles whereby relevant authorities could decide that certain contractual indemnities in current or future contracts are not enforceable. Going forward, we could decide or be required to accept more contractual risk in the future, resulting in higher risk of losses, which could be material.
We may not be able to renew or obtain new and favorable contracts for our drilling units.
The offshore drilling markets in which we compete experience fluctuations in the demand for drilling services. Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing or expected market conditions. As of December 31, 2025, we owned a total of 15 drilling units, of which 10 were operating, one was undergoing capital upgrade projects for a contract commencing in the second quarter of 2026, one was undergoing repairs and maintenance projects and three were cold stacked. The 10 operating units include nine benign floaters (comprising six 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment jackup. In addition to our owned assets, as of December 31, 2025, we managed two drilling units owned by Sonangol. Of the 12 owned drilling units either currently or future contracted, we expect five will become available before the end of 2026. We may be unable to obtain drilling contracts for our drilling units that are currently operating upon the expiration or termination of such contracts, and there may be a gap in the operation of the rigs between the current contracts and subsequent contracts. When oil and natural gas prices are low or it is expected that such prices will decrease in the future, we may be unable to obtain drilling contracts at attractive dayrates or at all. We may not be able to obtain new drilling contracts with the terms or dayrates sufficient to support a reactivation of a cold-stacked rig. Likewise, we may not be able to obtain new drilling contracts in direct continuation with existing contracts, or depending on prevailing market conditions, we may enter into drilling contracts at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms, which may have an adverse effect on our financial position, results of operations or cash flows.
Our contract backlog for our fleet of drilling units may not be realized.
As of December 31, 2025, our contract backlog was approximately $2.4 billion. The contract backlog described herein and in our other public disclosures is only an estimate. The actual amount of revenues and the periods during which they are earned will be different from the contract backlog projections due to various factors, including shipyard and maintenance projects, special periodic surveys, upgrades, regulatory work, downtime and other events, some of which may be beyond our control.
Our business and operations involve numerous operating hazards, and in the current market we are increasingly required to take additional contractual risk in our customer contracts, which may not be adequately covered by our insurance.
Our operations are subject to hazards inherent in the drilling industry, such as blowouts, reservoir damage, loss of well control, lost or stuck drill strings, equipment defects, punch-throughs, cratering, fires, explosions and pollution, among others. Contract drilling and well servicing requires the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers or third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, or pollution, environmental or natural resource damage, resulting in claims by third parties or customers, investigations and other proceedings by regulatory authorities, which may involve fines and other sanctions, and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, such as capsizing, sinking, grounding, collision, damage from severe weather (which may be more acute in certain areas where we operate and which some experts believe may increase in frequency and severity due to climate change) and marine life infestations. Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. We customarily provide contract indemnification to our customers for claims relating to damage to or loss of our equipment, including rigs and claims relating to personal injury or loss of life.
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
Our contract drilling business is subject to the risks associated with having a limited number of customers for our services. For the year ended December 31, 2025, our largest customers, which individually contributed more than 10% of our total revenues, were Petrobras, Sonadrill, Talos and LLOG and accounted for approximately 79% of our total revenues in aggregate. In addition, mergers and acquisitions, or other forms of consolidation among oil and gas exploration and production companies will further reduce the number of available customers, which would increase the ability of potential customers to achieve pricing terms favorable to them. Our operating results could be materially adversely affected if any of our major customers fail to compensate us for our services or take actions outlined above. Please see "Our customers may seek to cancel or renegotiate their contracts to include unfavorable terms such as unprofitable rates, particularly in the circumstance that operations are suspended or interrupted" and “Consolidation in our industry may impact our results of operations” above for more information.
We are subject to risks of loss resulting from non-payment, non-performance or offset by our customers and certain other third parties (including third parties providing services under various services agreements). Please see Note 24 – "Commitments and contingencies" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this annual report for a discussion of the Sete Brazil matter. Some of these customers and other parties may be highly leveraged and subject to their own operating and regulatory risks. If any key customers or other parties default on their obligations to us, our financial results and condition could be adversely affected. Any material non-payment or non-performance by these entities, other key customers or certain other third parties could adversely affect our financial position, operating results and cash flows.
Additionally, the concentration of operations in specific geographies increases the risks associated with terrorism, piracy, political or social unrest, changes in local laws and regulations, as well as severe weather events within those regions, should they occur. If we were forced to cease drilling operations in any of these regions for any reason and we were not able to redeploy to other regions promptly, our financial condition and results of operations could be materially adversely affected. For the year ended December 31, 2025, operations in the Brazil, United States and Angola accounted for approximately 43%, 26% and 23%, respectively, of our revenues in the aggregate.

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
Inflationary factors such as increases in labor costs, material costs and overhead costs have adversely affected, and may in the future adversely affect, our operating results. Inflationary pressures may also increase other costs to operate or reactivate our drilling units. Our contracts for our drilling units generally provide for the payment of an agreed dayrate per rig operating day. As a result, we may not be able to fully recover increased costs due to inflation from our customers. Continuing or worsening inflation could significantly increase our operating expenses and capital expenditures, which could in turn have a material adverse effect on our business, financial condition, results of operations or cash flows. Our customers may also be affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our services, which could adversely impact our business, financial condition, results of operations or cash flows. In addition, changing and future monetary policies and actions of the U.S. and other governments (such as raises to the target federal funds rate) could adversely affect our ability to obtain financing and raise our (or our customers’) cost of capital. Obligations under our revolving credit facility and certain of our other indebtedness bear interest at a floating rate of interest, and inflationary factors can lead to increases in the federal funds rate and the base rate under the applicable debt instruments, which will increase our cost of capital and the amount of our cash flow that must be used to service interest on our debt.
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
We may be unable to implement these merger, acquisition and disposition elements of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms, manage the impacts of such transactions on our business, obtain required consents under our debt agreements or for other reasons. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business or assets, including changes to our employee workforce and unanticipated changes in customer, vendor and other third-party relationships, (ii) failure to integrate operations and internal controls, including those related to financial reporting, disclosure and cybersecurity and data protection, (iii) the assumption of liabilities as a result of these transactions, (iv) diversion of management’s attention from day-to-day operations, (v) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (vi) potentially substantial transaction costs associated with such transactions, (vii) failure to identify significant losses at the target during the due diligence process, which could result in financial or legal exposure, (viii) applicable antitrust laws and other regulations that may limit our ability to acquire targets or require us to divest an acquired business or assets, (ix) potential impairment resulting from the overpayment for an acquisition and (x) the risk that any such strategic transaction may not close on its expected timeframe or at all, in each case, the realization of which could have a material adverse effect on our business. While we generally seek to obtain indemnities for liabilities arising from events occurring before such transactions, we may be unable to do so, and any indemnities we do obtain, will be limited in amount and duration, may be held to be unenforceable or the seller may not be able to indemnify us. Such transactions may also affect the diversification of our drilling unit fleet, which may leave us vulnerable to risks related to lack of diversification. See "Our drilling unit fleet is largely concentrated to benign floaters, which leaves us vulnerable to risks related to lack of diversification."
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
The offshore contract drilling industry is generally divided into two broad markets: deepwater and shallow water drilling. These broad markets are generally divided into smaller sub-markets based upon various factors, including the type of drilling unit and drilling environment. The primary types of drilling units include jackup rigs, semisubmersible rigs, drillships, platform rigs, barge rigs and submersible rigs. While all drilling units are affected by general economic and industry conditions, each type of drilling unit can be affected differently by changes in demand. As of December 31, 2025, we owned 12 floaters (comprising seven 7th-generation drillships, three 6th-generation drillships and two benign environment semi-submersible units) and three harsh environment rigs. Our drilling unit fleet is concentrated in drillships and semisubmersible rigs. If the market for drillships and semisubmersible rigs should decline relative to the markets for other drilling unit types, such as jack-ups, our operating results could be more adversely affected relative to our competitors with drilling fleets that are less concentrated in drillships and semisubmersible rigs.
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
•import-export quotas, wage and price controls, and the imposition of sanctions, tariffs or other trade restrictions;
•U.S., U.K., EU and other foreign sanctions;
•customs delays or disputes;
•receiving a request to participate in a foreign boycott unsanctioned by U.S. law;
•compliance with and changes in regulatory or financial requirements, including local ownership, presence, local immigration, visa requirements for personnel or labor requirements;
•complexity involving conflicts of law between jurisdictions in which we operate;
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
For example, we operate in Brazil; the Brazilian government frequently intervenes in the country’s economy and occasionally makes significant changes in policy and regulations, including, for example, (i) the changes in Brazilian laws related to the importation of rigs and equipment that may impose bonding, insurance or duty-payment requirements and (ii) its actions to control inflation and other policies and regulations which have often involved, among other measures, changes in interest rates, changes in tax policies, changes in legislation, wage controls, price controls, currency devaluations, capital controls and limits on imports of goods and services. The drilling industry in Brazil is also subject to the regulations of the ANP, which is the regulatory body for the activities within the oil, natural gas and biofuels industries in Brazil. ANP has the ability to suspend operations in Brazil when deviations from regulations or safety procedures are identified as imposing a grave and imminent risk to people, the environment or installations. For the year ended December 31, 2025, 43% of our revenues were derived from our Brazilian operations. These and other developments in political, economic, regulatory and governmental conditions may, directly or indirectly, adversely affect our business, financial condition, and operating results.
The operation of our drilling units will require certain governmental approvals, the number and prerequisites of which cannot be determined until we identify the jurisdictions in which we will operate once contracts for the drilling units are secured. Some foreign governments currently favor or effectively require (or based upon the changes to laws, regulations or interpretations thereof, may in the future favor or effectively require) (i) the awarding of drilling contracts to local contractors or to drilling units owned by their own citizens, (ii) the use of a local agent or (iii) foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. These practices may adversely affect our ability to compete in those regions. We cannot predict whether any changes to laws, regulations or interpretations thereof would result in modifications to our operations nor whether any such modifications would have a material impact on our business. Depending on the jurisdiction, these governmental approvals may also involve public hearings and costly undertakings on our part. We may not obtain such approvals, or such approvals may not be obtained in a timely manner. If we fail to secure the necessary approvals or permits in a timely manner, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.
It is difficult to predict what government regulations may be enacted and their potential adverse effects on the international drilling industry. The actions of foreign governments and other organizations, including initiatives by OPEC, may adversely affect our ability to compete. Failure to comply with applicable laws and regulations, including those relating to sanctions, tariffs and other trade, import or export restrictions, may subject us to criminal or civil proceedings and related liability, including fines and penalties, the denial of export privileges, injunctions or seizures of assets, and may affect the availability of our existing financing arrangements and our ability to secure financing in the future.
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
The offshore drilling industry is a global market requiring flexibility for rigs, depending on their technical capability, to relocate and operate in various environments and jurisdictions, moving from one area to another. The mobilization of rigs is expensive and time-consuming and can be impacted by several factors including, but not limited to, governmental regulation and customs practices, availability of tugs and tow vessels, weather, currents, political instability, civil unrest, and military actions, such as the ongoing conflicts in Ukraine and the Middle East, and rigs may become stranded as a result. Some jurisdictions enforce strict technical requirements that necessitate substantial physical modifications to the rigs before they can be utilized. Such modifications may require significant capital expenditures, and as a result, may limit the use of the rigs in those jurisdictions in the future. In addition, mobilization carries the risk of damage to the rig. Failure to mobilize a rig in accordance with the deadlines set by a specific customer contract could result in a loss of compensation, liquidated damages or the cancellation or termination of the contract. In some cases, we may not be paid for the time that a rig is out of service during mobilization. In addition, in the hope of securing future contracts, we may choose to mobilize a rig to another geographic market without a customer contract in place. If customer contracts were not obtained, we would be required to absorb these costs. Mobilization and relocation activities could therefore potentially have a materially adverse effect on our business, financial condition, and results of operations.
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
Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or implementation of operational changes and may affect the resale value or useful life of our drilling units. These costs could have a material adverse effect on our business, operating results, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Because such laws, regulations and standards are often revised, we cannot predict the ultimate cost of complying with them or the impact thereof on the resale prices or useful lives of our rigs. Additional laws, regulations and standards may be adopted which could limit our ability to do business or increase the cost of our, or our customers, doing business and which may materially adversely affect our operations. For example, in April 2024, the U.S. Bureau of Ocean Energy Management ("BOEM") published a final rule, which took effect June 29, 2024, that updates requirements for the posting of bonds and other financial assurance for oil, gas and sulfur lessees and certain other parties operating in the offshore Outer Continental Shelf, which could increase bonding requirements and other financial assurance for some of our customers. BOEM is still in the process of implementing the 2024 rule. However, as announced in May 2025, BOEM is also in the process of a proposed rulemaking that would revise the 2024 rule.
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
Failure to adequately protect our sensitive information, operational technology systems and critical data, or our service providers’ failure to protect their systems and data, could have a material adverse effect on us.
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
While we maintain a cybersecurity program, which includes administrative, technical, and organizational safeguards, a significant cyberattack or other cyber incident (whether involving our systems, those of a critical third-party, or both) could disrupt our operations and result in downtime, loss of revenue, harm to the Company’s reputation, or the loss, theft, corruption or unauthorized or unlawful release of critical data of us or those with whom we do business, as well as result in higher costs to correct and remedy the effects of such incidents, including potential extortion payments associated with ransomware or ransom demands. If our, or our service or equipment providers’, safeguards maintained for protecting against cyber incidents or attacks prove to be insufficient, and an incident were to occur, it could have a material adverse effect on our business, financial condition, reputation, and results of operations. Additionally, it may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cyber incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. Even though we carry cyber insurance that may provide insurance coverage under certain circumstances, we might suffer losses as a result of a security breach or cyber incident that exceeds the coverage available under our policy or for which we do not have coverage, and we cannot be certain that cyber insurance will continue to be available to us on commercially reasonable terms, or at all. See Part I, Item 1C, "Cybersecurity" of this annual report for a description of our cybersecurity policies and procedures.
In addition, a variety of laws and regulations governing, or proposing to govern, cybersecurity, data privacy and protection, and the unauthorized disclosure of confidential or protected information, including the U.K. Data Protection Act, the General Data Protection Regulations (EU) 2016/679, Bermuda Personal Information Protection Act 2016, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Cyber Incident Reporting for Critical Infrastructure Act, and other similar legislation in domestic and international jurisdictions poses increasingly complex compliance challenges and potentially elevate costs. Additionally, new regulations or legislation may affect our current uses of protected information and require us to modify how we collect, protect, process or disclose such information. These laws and regulations are continuously evolving and developing, creating significant uncertainty as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Any failure, or perceived failure, by us or third-party service providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in loss of revenue, reputational harm, and could be subject to legal or regulatory claims or proceedings, including enforcement actions under data privacy or disclosure regulations, which may result in significant expenditures, fines, or liabilities and could have an adverse effect on our results of operations and financial condition.
We are incorporating artificial intelligence technologies into our processes and these technologies may present business, compliance, and reputational risks.
Our business increasingly utilizes artificial intelligence (“AI”), machine learning, and automated decision making to improve our processes. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may not properly implement such technology. Our third-party service providers may incorporate AI into their services without disclosing such use to us, or fail to disclose risks presented by their use of AI. In addition, our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively.
We or our AI service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties or global regulatory authorities, and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally and existing laws and regulations may be interpreted in ways that would affect our business operations, and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information or adversely affect our business, financial condition and results of operations.
Any violation of anti-bribery, anti-corruption, anti-fraud or ethical business practice laws and regulations could have a negative impact on us.
We operate in countries known to have a reputation for corruption. We are subject to the risk that we, our affiliated entities, agents, service providers or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (the "US Foreign Corrupt Practices Act"), the United Kingdom Bribery Act 2010 (the "UK Bribery Act"), the Bermuda Bribery Act 2016 or other applicable laws to which we may be subject (collectively, the "Legislation"). Any violation of the Legislation could result in substantial fines, sanctions, civil /or criminal penalties and, curtailment of operations in certain jurisdictions and, in turn, might adversely affect our business, financial condition and results of operations. In addition, actual or alleged violations could damage our reputation and ability to do business. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management or Board.
We are also subject to a number of modern slavery, human trafficking and forced labor reporting, training and due diligence laws, such as the U.S. Uyghur Forced Labor Prevention Act and the U.K.’s Modern Slavery Act 2015 and similar legislation, in various jurisdictions and expect additional statutory regimes to combat these crimes to be enacted in the future. If we or our business partners fail to comply with applicable laws, regulations, safety codes, employment practices or human rights standards, our reputation and image could be harmed, and we could be exposed to litigation. Compliance with laws could increase costs of operations and reduce profits.

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
From time to time, we may hold investments in other companies in our industry that operate offshore drilling units with similar characteristics to our fleet of rigs or deliver various other oilfield services. As of December 31, 2025, we held equity interests in Sonadrill, where we provide various services, including the provision of operating and technical support and management and administrative services agreements. As of December 31, 2025, the carrying value of this equity method investment was $58 million.
The market value of such equity interests has been, and may continue to be, volatile and has fluctuated, and may continue to fluctuate, in response to changes in oil and gas prices and activity levels in the offshore oil and gas industry. If we sell our equity interests in an investment at a time when the value of such investment has fallen, we may incur a loss on the sale or an impairment loss being recognized, ultimately leading to a reduction in earnings.
In current market conditions, we may consider entering into further joint venture arrangements.
Investments in joint ventures over which we have partial or joint control are subject to the risk that the other owners or partners in such joint venture, who may have different business or investment strategies compared to ours or with whom we may have a disagreement or dispute, may have the ability to block business, financial, or management decisions (such as the decision to distribute dividends or appoint members of management) which may be crucial to the success of our investment in the joint venture, or could otherwise implement initiatives which may be contrary to our interests. In addition, such joint venture owners or partners may be unable, or unwilling, to fulfill their obligations under the relevant agreements (for example, by not contributing working capital or other resources), or may experience financial, operational, or other difficulties that may adversely impact our investment in a particular joint venture. In addition, such joint venture owners may lack sufficient controls and procedures which could expose us to risk. If any of the foregoing were to occur, such occurrence could materially adversely affect our business, financial condition, and results of operations.
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
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. For example, legislation to regulate greenhouse gas emissions and reporting obligations with respect thereto have periodically been introduced in the U.S. Congress or proposed by the U.S. Securities and Exchange Commission and such legislation and reporting obligations may be proposed or adopted in the future. On March 6, 2024, the U.S. Securities and Exchange Commission adopted final rules that would require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. However, on March 27, 2025, the SEC voluntarily stayed implementation of the final rules pending completion of judicial review pending before the Eight Circuit Court of Appeals, and on July 23, 2025, the SEC filed a status report requesting that the Eighth Circuit proceed with the case and issue an opinion on the challenges to the climate disclosure rules. On September 12, 2025, the Eighth Circuit denied the SEC’s request to proceed with the case and indicated that the case would be held in abeyance until the SEC either renews its defense of the rules or revises the rules via notice-and-comment rulemaking. We cannot predict the ultimate disposition of the final rules.

The cornerstone international treaty on climate change is the "Paris Agreement", which requires member countries to review and "represent a progression" in their intended nationally determined contributions toward the achievement of the purpose of the Paris Agreement, including greenhouse gas emission reduction goals every five years. In December 2023, the international community, including over 190 governments, gathered in Dubai at COP28 and announced a new climate deal that calls on countries to ratchet up action on climate, including actions towards tripling renewable energy capacity and doubling energy efficiency improvements at a global level, before 2030 and ultimately to reduce carbon emissions and transition away from fossil fuels in energy systems to achieve "net zero" by 2050. The United States was an original party to the Paris Agreement, but withdrew in 2020, rejoined in 2021, and withdrew again effective January 27, 2026 pursuant a January 2025 order issued by President Trump. Although the United States, the second largest emitter of greenhouses gases, has withdrawn, over 190 member countries remain parties to the agreement and it is possible that the United States may rejoin the Paris Agreement in the future.

In addition to withdrawal from the Paris Agreement, the Trump Administration has taken a number of other actions signaling a shift in the United States’ energy and climate change policies. On January 20, 2025, the Trump Administration issued an executive order that mandated ending the United States’ financial commitments under the UN Framework Convention on Climate Change ("UNFCCC") and revoked the U.S. International Climate Finance Plan. In addition, in early 2025, the Trump Administration issued a series of executive orders that signaling a shift in the United States’ energy and climate change policies. Among other directives, such executive orders: (i) direct federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation and refining, and call for the use of emergency regulations to expedite energy infrastructure projects; (ii) promote energy exploration and production on federal lands and waters; (iii) mandate a review of existing regulations that may burden domestic energy development; and (iv) pause the disbursement of funds appropriated through the Inflation Reduction Act of 2022 (the "Inflation Reduction Act") and the Infrastructure Investment and Jobs Act. It is not possible to predict the impact of the Trump Administration on these climate and energy initiatives at this time. On January 7, 2026, President Trump issued a Presidential Memorandum entitled "Withdrawing the United States from International Organizations, Conventions, and Treaties that Are Contrary to the Interests of the United States," which directs executive agencies to take immediate steps to remove the United States from 66 listed treaties or organizations, including the UNFCCC and the Intergovernmental Panel on Climate Change ("IPCC"). While the Trump Administration may seek to reverse some or all of the initiatives advanced by the Biden Administration, it is unknown whether such reversals will ultimately be successful, and these or additional changes in the future could impact our business and operations, and those of our customers.
With respect to the shipping and offshore drilling industries, in particular, governing bodies have, from time to time, put in place regulatory frameworks and measures, and may in the future propose and adopt others, that materially burden, limit or prohibit shipping or offshore drilling operations in certain areas. For example, a number of countries, the EU and the United Nations’ International Maritime Organization (the "IMO") have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions in the shipping industry, such as requiring ships (including rigs and drillships) to comply with IMO and EU regulations relating to the collection and reporting of data relating to greenhouse gas emissions. In April 2018, the IMO adopted an initial strategy to, among other things, reduce the

2008 level of greenhouse gas emissions from the shipping industry by 50% by the year 2050. In July 2023, the IMO adopted a revised strategy that (i) includes as a goal attaining net-zero greenhouse gas emissions from international shipping by or around 2050, (ii) promotes the uptake of alternative zero and near-zero greenhouse gas emissions technologies, fuels and/or energy sources by 2030, and (iii) identifies as indicative checkpoints a level of ambition at least a 20% reduction, compared to 2008, in total annual greenhouse gas emissions from international shipping by 2030, and at least a 70% reduction by 2040, striving for reductions of 30% by 2030 and 80% by 2040. In furtherance of the IMO’s strategy to reduce greenhouse gas emissions from shipping. In April 2025, the Marine Environmental Protection Committee of the IMO approved draft amendments to MARPOL Annex VI referred to as a Net-Zero Framework. The Net-Zero Framework would establish a new global marine fuel standard providing for a phased reduction of GHG fuel intensity ("GFI") and a new global economic measure/pricing mechanism requiring ships that emit above GFI thresholds to acquire “remedial units” to balance any deficit emissions and allowing ships using zero or near-zero GHG technologies to be eligible to earn "surplus units", which could be banked and used in the future or sold for use by other ships. Remedial units can be secured from surplus units banked by the ship or transferred from other ships or acquired through contributions to a new "IMO Net-Zero Fund". The Net-Zero Framework amendments to MARPOL Annex VI were originally scheduled for adoption in October 2025, with entry into force in 2027, 16 months after adoption, but the schedule for adoption has been delayed until October 2026, with the earliest anticipated entry into force in March 2028.
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
Beyond regulatory and financial impacts, the projected severe effects of climate change, including severe weather, such as hurricanes, monsoons, floods and other catastrophic storms, have the potential to directly affect our facilities, drilling units and operations and those of our customers and suppliers, which could result in more frequent and severe disruptions to our business and those of our customers and suppliers, increased costs to repair damaged facilities or drilling units or maintain or resume operations, and increased insurance costs. Additionally, the increasing attention to the risks of climate change has resulted in an increased possibility of litigation or investigations brought by public and private entities against oil and gas companies in connection with their greenhouse gas emissions. As a result, we or our customers may become subject to court orders compelling a reduction of greenhouse gas emissions or requiring mitigation of the effects of climate change.
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
As of December 31, 2025, we had (i) $625 million aggregate principal amount of long-term debt and (ii) $225 million of committed availability for future borrowings under the Revolving Credit Facility (as defined herein), of which approximately $185 million was available.
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
The agreements governing our debt also contain change of control provisions. A change of control (as defined in the applicable debt agreement) could result in an event of default or prepayment event under the applicable debt agreement, which could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition, or other opportunities.
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
Our capital allocation framework includes a goal of returning at least 50% of Free Cash Flow (defined as cash flows from operating activities less additions to drilling units and equipment) to our shareholders in the form of share repurchases or dividends. In connection with our capital allocation framework, in August 2023, the Board of Directors authorized a share repurchase program of $250 million, which was completed in December 2023. In November 2023 and May 2024, the Board of Directors authorized additional repurchases up to an additional $250 million and $500 million, respectively, taking the aggregate authorization to $1 billion. During 2024, the Company completed authorized additional repurchases of $527 million. The Company did not repurchase any Shares during 2025. Share repurchases and dividends are authorized and determined by our Board of Directors at its sole discretion and depend upon a number of factors, including market conditions, the Company’s financial position and capital requirements, financial conditions, and competing uses for cash, statutory solvency requirements, the restrictions in the Company’s debt agreements and other factors. The Company is under no obligation to purchase any Shares in respect of the share repurchase program, and we can provide no assurance that we will make share repurchases or pay dividends in accordance with our share repurchase program, capital allocation framework goal or at all. Any elimination of, or downward revision in, our share repurchase program, dividend payment plans or capital allocation framework could have an adverse effect on the market price of our Shares.
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
If drilling unit values fall significantly, we may have to record an impairment in our Consolidated Financial Statements, which could adversely affect our financial results and condition.
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
We conduct our operations through various subsidiaries in countries throughout the world. Consequently, we are subject to changing tax laws, regulations, and treaties in and between the countries in which we operate, including treaties between the United States and other countries. Tax laws, regulations, and treaties are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, regulations or treaties, including those in and involving the United States, and the Organization for Economic Co-operation and Development's ("OECD") Base Erosion and Profit Shifting 2.0 initiative ("Pillar 2"), and rules introduced by countries in response to Pillar 2 (such as Bermuda corporate income tax), or in the valuation of our deferred tax assets, which is beyond our control, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.

The United States enacted the Inflation Reduction Act on August 16, 2022. This law imposes, among other things, a 15% corporate alternative minimum tax on the adjusted financial statement income of certain corporations, and a 1% excise tax on certain corporate stock repurchases occurring after December 31, 2022. The United States also enacted the legislation commonly referred to as the One Big Beautiful Bill Act ("OBBBA") on July 4, 2025. This law includes a broad range of tax reform provisions affecting corporations, including, among other things, the permanent reinstatement of the "bonus" depreciation provisions that allow for the immediate expensing of 100% of the cost of certain qualified property acquired and placed in service after January 19, 2025, and the modification of certain international tax provisions effective for tax years beginning after December 31, 2025. While we believe the tax law changes under the Inflation Reduction Act and OBBBA have no immediate effect on us and are not expected to have a material adverse effect on our results of operations going forward, it is unclear how they will be implemented by the U.S. Department of Treasury, and what actions, if any, the Trump Administration may take with respect thereto, and what, if any, impact any other tax law changes or actions of the Trump Administration will have on our tax rate. We will continue to evaluate the impact of the Inflation Reduction Act and OBBBA, and actions of the Trump Administration with respect thereto, as further information becomes available.

On December 27, 2023, Bermuda enacted the Corporate Income Tax Act 2023 (the "CIT Act"). Entities subject to tax under the CIT Act are the Bermuda constituent entities of multi-national groups. A multi-national group is defined under the CIT Act as a group with entities in more than one jurisdiction with consolidated revenues of at least EUR750 million for two of the four previous fiscal years. If Bermuda constituent entities of a multi-national group are subject to tax under the CIT Act, such tax is charged at a rate of 15% of the net taxable income of such constituent entities as determined in accordance with and subject to the adjustments set out in the CIT Act. Tax is chargeable under the CIT Act for tax years starting on or after January 1, 2025. The CIT Act provides an elective Economic Transition Adjustment under which a Bermuda Constituent Entity may, as of the commencement of the regime, adjust the tax basis of its assets and liabilities to fair value, and, if such election is not made, permits a carryforward of certain pre‑effective‑date tax losses into post‑effective‑date taxable years. Further, the CIT Act includes a foreign tax credit mechanism intended to mitigate potential double taxation. The CIT Act is designed as a covered tax for the purposes of the OECD’s Global Base Anti-Erosion Rules (“GloBE model rules”), meaning the CIT Act does not presently apply an income-inclusion rule or under taxed profits rule in the same way as the GloBE model rules do. While we expect that Seadrill and several of its subsidiaries will be treated as Bermuda constituent entities for purposes of the CIT Act and therefore subject to taxation in Bermuda, we do not currently expect the CIT Act to have a material adverse effect on our results of operations going forward. As of December 31, 2025 the Group's Bermuda constituent entities had tax loss carryforwards of $3.1 billion available to offset future taxable income. We will continue to monitor the impact of the CIT Act as the operations and profitability of the relevant group entities evolve. Future developments and guidance under the GloBE model rules may impact Bermuda’s implementation of its corporate tax regime, and any future changes to the Bermuda corporate income tax regime may negatively impact our tax liability, financial condition, and results of operations, and could increase our administrative expenses.
A loss of a major tax dispute or a successful tax challenge to our operating structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries could result in higher taxes on our worldwide earnings, which could result in a significant negative impact on our earnings and cash flows from operations.
Our tax returns and/or tax payments are subject to review and examination. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries; or if the terms of certain double tax treaties are interpreted in a manner that is adverse to our structure; or if we lose a material tax dispute in any country, our taxes on our worldwide earnings could increase substantially and our earnings and cash flows from operations could be materially adversely affected. For additional information on tax assessments and claims issued, refer to Note 9 - "Taxation" to the Consolidated Financial Statements.
Regulatory and Legal Risks
The issuance of share-based awards may dilute investors’ holding of Shares, and substantial sales of or trading in Shares could occur, which could cause the price of Shares to be adversely affected.
The Board and our shareholders have adopted and approved the Management Incentive Plan (as defined herein) under which awards may be made to certain members of Seadrill’s Board of Directors, management and other employees. As of December 31, 2025, there were a total of 914,352 non-vested restricted share units subject to service or external market conditions and 173,260 non-vested restricted share units subject to internal performance conditions under the Management Incentive Plan. Vested awards may be settled in cash or Shares at the election of the Joint Nomination and Remuneration Committee. As of February 20, 2026, 2,330,410 Shares remain available for issuance, with respect to awards that have been or may be granted from time to time under the Management Incentive Plan.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Seadrill is dedicated to upholding comprehensive cybersecurity policies and procedures to safeguard our assets, data, and stakeholders. We achieve this by continuously assessing, identifying, and managing material risks associated with cybersecurity threats. Our cybersecurity program is built upon the U.S. Department of Commerce’s National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for Information Technology (“IT”) environments, and complemented by the IEC 62443 series of standards for securing Operational Technology (“OT”) and industrial control systems. Together, these frameworks provide a structured, risk-based approach to managing cybersecurity across both enterprise and operational domains. Cybersecurity risk is an integral part of our Enterprise Risk Management (“ERM”) program, which evaluates potential impacts to our operations, financial stability, and reputation.

The Executive Vice President, Chief Technology and Sustainability Officer serves as the Senior Management sponsor for cybersecurity risk and mitigation plans. Day-to-day management of cybersecurity risks falls under the responsibility of the Director of Information Security and Information Technology ("ISIT"). Our Director of Information Security is a seasoned cybersecurity and risk management leader with over 20 years of experience directing enterprise-wide security programs and IT governance for Fortune 1000 organizations in the energy sector, specializing in the development of global cybersecurity frameworks and the mitigation of digital risks within complex offshore environments.

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

To maintain and enhance the strength of our cybersecurity controls while reducing risk exposure, Seadrill conducts vulnerability assessments and penetration testing. As a principal risk, cybersecurity is also included in our rolling Internal Audit & Assurance program and is subject to external ISO 9001 quality management certification, certified by Det Norske Veritas. Oversight of these efforts is provided by the Assurance, Quality & Enterprise Risk Function, which ensures the robustness of key mitigations and controls.

Senior Management oversee the cybersecurity program through weekly and monthly updates, and report on the cybersecurity program to the Audit and Risk Committee for oversight, on a quarterly basis. Additionally, cybersecurity risks are reviewed annually as part of the ERM program. The ISIT Function leads ongoing training and awareness initiatives that apply to all Seadrill personnel, including employees, contractors and contingent workers, emphasizing cybersecurity as a critical organizational priority and mitigating the potential human factor in cyber incidents.

To date, Seadrill’s business strategy, operations, and financial condition have not been materially affected by large-scale cybersecurity threats or incidents. For more information on the risks related to Cybersecurity, please refer to Part I, Item 1A, "Risk Factors - Risks Relating to Our Business and Industry - Failure to adequately protect our sensitive information, operational technology systems and critical data, or our service providers’ failure to protect their systems and data, could have a material adverse effect on us."

Item 2. Properties
1) Drilling units
The description of our rig fleet included under Part I, Item 1, "Business” is incorporated by reference herein.
2) Office and Equipment
We lease offices and other properties in several locations including Houston, United States, Rio de Janeiro, Brazil, Stavanger, Norway, Luanda, Angola, and Liverpool, United Kingdom. Our Consolidated Balance Sheet also includes office equipment, IT equipment and leasehold improvements held in these locations.
Item 3. Legal Proceedings
Except as set forth in Note 24 – "Commitments and contingencies" to our consolidated financial statements included in Part II, Item 8, "Financial statements and Supplementary Data" of this annual report, we were involved in a number of lawsuits, regulatory matters, disputes, and claims, asserted and unasserted, all of which have arisen in the ordinary course of our business and for which we do not expect the liability, if any, to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We cannot predict with certainty the outcome or effect of any of the matters referred to above or of any such other pending or threatened litigation or legal proceedings. We can provide no assurance that our beliefs or expectations as to the outcome or effect of any lawsuit or claim or dispute will prove correct and the eventual outcome of these matters could materially differ from management’s current estimates.
Additional information regarding legal proceedings is presented in Note 24 - "Commitments and contingencies" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this annual report.
Item 4. Mine Safety disclosures
Not applicable

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Shares and Related Shareholder Information
Our Shares are listed on the New York Stock Exchange under the ticker symbol “SDRL.” On February 20, 2026, we had 833 holders of record of our Shares.
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
For more information on share repurchases, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - 2) Capital allocation framework and share repurchase program".
During the fourth quarter of 2025, the Company did not repurchase any Shares, and therefore, as of December 31, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

Cumulative Total Shareholder Return
The chart below presents a comparison of the cumulative total shareholder return, assuming $100 invested on October 14, 2022 (first trading date on the NYSE after our emergence from the Chapter 11) for Seadrill Limited ("SDRL"), the PHLX Oil Service Sector Index (the "OSX Index") and Dow Jones US Select Oil Equipment & Services Index (the "Industry Index").

(Amounts in US$)	Indexed Returns
Company/Index	October 14, 2022	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
SDRL	100.0	130.6	189.1	155.7	138.4
OSX Index	100.0	120.9	123.2	108.9	112.7
Industry Index	100.0	122.8	128.8	118.6	128.0

The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this section, we present management’s discussion and analysis of results of operations and financial condition. It should be read in conjunction with our Consolidated Financial Statements and accompanying notes thereto included in this annual report for the year ended December 31, 2025. You should also carefully read the following sections of this annual report entitled "Forward-Looking Statements," Part I, Item 1, "Business" and Part I, Item 1A, "Risk Factors".
The discussion of our results of operations and liquidity in this section includes comparisons for the years ended December 31, 2025 and December 31, 2024. For a similar discussion, including comparisons for the years ended December 31, 2024 and December 31, 2023, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
As of December 31, 2025, we owned a total of 15 drilling units, of which 10 were operating, one was undergoing capital upgrade projects for a contract commencing in the second quarter of 2026, one was undergoing repairs and maintenance projects and three were cold stacked. The 10 operating units include nine benign floaters (comprising six 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment jackup. In addition to our owned assets, as of December 31, 2025, we managed two drilling units owned by Sonangol.
For a detailed description of our business, please read Part I, Item 1, "Business".
Significant Developments
U.S. global trade policy changes
Ongoing and recently proposed changes to U.S. global trade policy, along with potential international retaliatory measures, have continued to cause high volatility in global markets and uncertainty around short- and long-term economic impacts in the U.S., including concerns over inflation, recession and slowing growth. We continue to evaluate and monitor the potential impacts of these changes and measures, including the imposition of tariffs and any legal challenges to such tariffs, on our business and operations; however, it is not possible to predict the impact, if any, of any changes or proposed changes to the U.S. global trade policy, or any international retaliatory measures, on our business and operations.

Market Overview and Trends
The below table shows the average annual oil price over the period from 2021 to 2025. The Brent oil price on February 20, 2026 was $72.23.

	2025	2024	2023	2022	2021
Average Brent oil price ($/bbl)	68	80	82	101	71
Source: Bloomberg
In recent years, oil prices have generally remained at levels that support offshore exploration and development activity, where global rig demand has been steady. This level of demand was sustained by the combination of commodity prices, heightened focus on energy security, and relative attractiveness of offshore plays with respect to both cost and carbon emissions.
The price of Brent oil averaged $68 per barrel in 2025, down from $80 per barrel in 2024. Global growth in oil production and slower growth in demand have put downward pressure on prices.
Uncertainty persists in the market, particularly in light of concerns over global economic conditions, government trade policies and output increases by the OPEC and other major international producers. This has led to the continued deferral of offshore capital expenditures and contracting of offshore drilling services and could have a negative impact on near-term future demand for offshore drilling services. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs and the prices of goods and services required to reactivate or operate rigs. As anticipated, 2025 was a year marked by softer utilization and a corresponding increase in competition, placing downward pressure on near term dayrates; however, as global tendering activity accelerates, we see signs that point towards a market recovery in 2027. In addition, we believe oil majors are calling for renewed focus on large-scale exploration and investment, and there is also growing consensus that U.S. shale production is plateauing. As a result, with projections of growing oil and gas demand and the lagging energy transition, operators are pivoting back towards deepwater exploration in order to replace reserves and sustain production growth.

The below table shows the global number of rigs on contract and marketed utilization for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Contracted rigs
Benign environment floater	108	111
Harsh environment floater	22	22
Harsh environment jackup	27	29
Marketed utilization
Benign environment floater	86%	87%
Harsh environment floater	93%	95%
Harsh environment jackup	97%	99%
Source: RigLogix
Global benign environment floaters

Marketed utilization decreased in 2025 compared to the prior year, mainly due to fewer contracted floaters, which were primarily benign environment semi-submersibles.
Global harsh environment units
Marketed utilization for harsh environment floaters and jackups declined in 2025 compared to the prior year, primarily reflecting reduced capital spending on drilling activities.
Changes to our fleet
The below table shows the number of owned drilling units included in our fleet for each of the periods covered by this report:

Drilling units owned	December 31, 2025	December 31, 2024	December 31, 2023
Benign environment drillships	10	10	10
Benign environment semi-submersible rigs	2	2	2
Benign environment jackup rigs	—	—	4
Harsh environment semi-submersible rig	2	2	2
Harsh environment jackup rig	1	1	1
Total drilling units	15	15	19
The decrease in benign environment jackup rigs during 2024 was due to the disposal of the West Castor, West Tucana, West Telesto and West Prospero.
The below table shows the number of managed drilling units included in our fleet for each of the periods covered by this report:

Drilling units managed	December 31, 2025	December 31, 2024	December 31, 2023
Managed rigs
Benign environment drillships	2	2	2
Total managed rigs	2	2	2
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

The contract backlog for our fleet was as follows as of the dates specified:

(In $ millions)
Contract backlog	December 31, 2025	December 31, 2024	December 31, 2023
Drilling contracts	2,095	3,034	2,612
Other	285	146	408
Total	2,380	3,180	3,020
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
We estimate the December 31, 2025 contract backlog to be realized over the following periods:

(In $ millions)
Contract backlog	Total	2026	2027	2028	Thereafter
Drilling units	2,095	962	692	353	88
Other	285	244	41	—	—
Total	2,380	1,206	733	353	88
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
RESULTS OF OPERATIONS
The tables included below set out financial information for the years ended December 31, 2025 and December 31, 2024.

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Operating revenues	1,437	1,385	52	4%
Operating expenses	(1,369)	(1,223)	(146)	12%
Other operating items	(21)	250	(271)	(108)%
Operating profit	47	412	(365)	(89)%
Interest expense	(61)	(61)	—	—%
Other financial and non-operating items	(37)	(18)	(19)	106%
(Loss)/profit before income taxes	(51)	333	(384)	(115)%
Income tax (expense)/benefit	(26)	113	(139)	(123)%
Net (loss)/income	(77)	446	(523)	(117)%

1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Contract revenues (a)	1,089	1,009	80	8%
Reimbursable revenues (b)	58	70	(12)	(17)%
Management contract revenues (c)	254	247	7	3%
Leasing revenues (d)	33	54	(21)	(39)%
Other revenues	3	5	(2)	(40)%
Total operating revenues	1,437	1,385	52	4%
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
The average number of rigs on contract increased to 10 in the year ended December 31, 2025 from nine in the year ended December 31, 2024, resulting in a $27 million increase in contract revenues in the year ended December 31, 2025 compared to the year ended December 31, 2024.
The increase was primarily related to the West Auriga and West Polaris having commenced work in Brazil in December 2024 and February 2025, respectively, and therefore, were operating for more days during the year ended December 31, 2025, compared to the year ended December 31, 2024, along with the Sevan Louisiana and West Neptune operating for more days during the year ended December 31, 2025 due to special periodic survey activities during the year ended December 31, 2024.
The increase was partially offset by the impact of the West Phoenix and West Capella being stacked for the majority of the year ended December 31, 2025, compared to operating for most of the year ended December 31, 2024.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned for the year ended December 31, 2025 was $326 thousand, compared to $296 thousand for the year ended December 31, 2024, resulting in a $75 million increase in contract revenues in the year ended December 31, 2025 compared to the year ended December 31, 2024.
The increase was driven by higher-than-average dayrates for the West Neptune and West Vela operating in the U.S. Gulf, the West Auriga and West Polaris operating in Brazil, and the West Elara operating in Norway during the year ended December 31, 2025, compared to the year ended December 31, 2024. These impacts were partially offset by higher-than-average dayrates for the West Phoenix and West Capella during the year ended December 31, 2024, in contrast to the year ended December 31, 2025, during which such rigs were predominately not on contract.
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
The economic utilization was 90% for the year ended December 31, 2025, compared to 95% for the year ended December 31, 2024, resulting in a $37 million decrease in contract revenues in the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease during the year ended December 31, 2025 was primarily due to unplanned downtime related to regulatory matters impacting the West Tellus and downtime on the West Polaris, West Auriga, West Elara, West Carina and Sevan Louisiana, partially offset by improved economic utilization on the West Neptune, West Saturn and West Jupiter compared to the year ended December 31, 2024.
iv. Deferred mobilization revenues
We receive fees for the mobilization of our rigs, where the associated revenue is recognized ratably over the expected term of the related drilling contract. As a result, we record a contract liability for mobilization fees received, which is amortized ratably to contract revenues as services are rendered over the initial term of the related drilling contract.
The amortization of deferred mobilization revenues increased by $27 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to mobilization fees received on the West Capella, West Polaris and West Auriga, which commenced operations within the last 13 months.

v. Other items
Contract revenues include add-on services and performance bonuses.
There was a decrease in contract revenues, from add-on services and performance bonuses of $12 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily attributable to the West Phoenix earning revenues from add-on services and a performance bonus during the year ended December 31, 2024, which did not recur during the year ended December 31, 2025.
b) Reimbursable revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel and other services provided at their request in accordance with a drilling contract. We classify such revenues as reimbursable revenues.
For the years ended December 31, 2025 and December 31, 2024, reimbursable revenues primarily related to rigs managed for the Sonadrill joint venture for long term maintenance projects on the Libongos and Quenguela, along with some reimbursable revenues related to services provided across various customers.
The $12 million decrease for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to reduced reimbursable services provided to the Libongos and Quenguela for long-term maintenance during the year ended December 31, 2025, compared to the year ended December 31, 2024.
c) Management contract revenues
Management contract revenues include revenues related to contracts where we provide management, operational and technical support services and are comprised of revenues from our joint venture, Sonadrill, relating to the Libongos, Quenguela and West Gemini.
Management contract revenues for the year ended December 31, 2025 increased by $7 million compared to the year ended December 31, 2024, primarily driven by higher management fees and add-on services on the three managed rigs.

Refer to Note 21 - "Related party transactions" for further details.
d) Leasing revenues
Leasing revenues relate to the charter of the West Gemini to Sonadrill and the West Castor, West Telesto and West Tucana to Gulfdrill prior to their disposal in June 2024.
Leasing revenues decreased by $21 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to the disposal of the Gulfdrill rigs in June 2024.

Refer to Note 21 - "Related party transactions" for further details.

2) Operating expenses
Total operating expenses include vessel and rig operating expenses, reimbursable expenses, depreciation of drilling units and equipment, amortization of intangibles, management contract expenses, merger and integration related expenses, and selling, general and administrative expenses.

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Vessel and rig operating expenses (i)	(736)	(681)	(55)	8%
Reimbursable expenses	(58)	(68)	10	(15)%
Depreciation and amortization (ii)	(238)	(168)	(70)	42%
Management contract expenses (iii)	(232)	(175)	(57)	33%
Merger and integration related expenses (iv)	(2)	(24)	22	(92)%
Selling, general and administrative expenses	(103)	(107)	4	(4)%
Total operating expenses	(1,369)	(1,223)	(146)	12%
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

Vessel and rig operating expenses increased by $55 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. During the year ended December 31, 2025, there was a $155 million increase in vessel and rig operating expenses compared to the year ended December 31, 2024, primarily related to the West Auriga and West Polaris commencing operations in Brazil, of which $43 million related to increased amortization of deferred mobilization costs, along with higher repair and maintenance costs across the fleet. This was partially offset by a $73 million decrease in vessel and rig operating expenses during the year ended December 31, 2025 primarily related to the West Phoenix and West Capella, which were stacked for the majority of the year ended December 31, 2025, and lower managed service agreement fees of $27 million, as the rigs acquired through the Aquadrill transaction are now managed by Seadrill, rather than by third parties.
ii.Depreciation and amortization
The $70 million increase in depreciation and amortization for the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly attributable to the capital projects on the West Auriga and West Polaris and unfavorable contracts being fully amortized during 2024.
Depreciation of drilling units and equipment
Depreciation increased by $60 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, mainly attributable to the capital projects on the West Auriga and West Polaris related to their respective contracts in Brazil.
Amortization of intangibles
Amortization expense increased by $10 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 mainly attributable to unfavorable contracts being fully amortized related to the West Jupiter and West Tellus during the third quarter of 2025, and the West Auriga and West Vela during the year ended December 31, 2024.
iii. Management contract expenses
Management contract expenses include costs related to Sonadrill's rigs, Quenguela and Libongos, and the Seadrill rig leased to Sonadrill, the West Gemini.
Management contract expenses increased by $57 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily attributable to estimated damages following the unfavorable court judgment related to fees for arranging the Sonadrill joint venture.
iv. Merger and integration related expenses
Merger and integration related expenses include costs related to Seadrill's acquisition of Aquadrill, completed during the second quarter of the year ended December 31, 2023.
Merger and integration related expenses decreased by $22 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily attributable to lower integration costs incurred related to the acquisition of Aquadrill.
3) Other operating items
Other operating items include loss on impairment of long-lived assets, gain on the sale of assets and other operating income.

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Loss on impairment of long-lived assets (i)	(22)	—	(22)	100%
Gain on disposals (ii)	1	234	(233)	(100)%
Other operating income (iii)	—	16	(16)	(100)%
Other operating items	(21)	250	(271)	(108)%
i.Loss on impairment of long-lived assets
Loss on impairment of long-lived assets of $22 million for the year ended December 31, 2025 related to an impairment of the West Eclipse due to a sustained lack of future utilization plans.
ii . Gain on disposals
Gain on disposal of $234 million during the year ended December 31, 2024 related to the disposal of the West Castor, West Telesto and West Tucana jackup rigs, along with our 50% equity interest in the Gulfdrill joint venture during the second quarter of 2024, and the disposal of the West Prospero during the fourth quarter of 2024.
iii. Other operating income
Other operating income for the year ended December 31, 2024 related to the recovery of historical import duties in the form of tax credits following the approval by the applicable tax authorities, which did not recur during the year ended December 31, 2025.

4) Interest expense

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Interest on debt facilities (i)	(53)	(54)	1	(2)%
Other	(8)	(7)	(1)	14%
Interest expense	(61)	(61)	—	—%
i.Interest on debt facilities
We incur interest on our debt facilities as summarized below.

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
$575 million secured bond	(48)	(48)	—	—%
Unsecured senior convertible bond	(5)	(6)	1	(17)%
Interest on debt facilities	(53)	(54)	1	(2)%
5) Other financial and non-operating items

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Interest income (i)	14	25	(11)	(44)%
Equity in losses of equity method investment (net of tax)	(10)	(9)	(1)	11%
Other financial and non-operating items (ii)	(41)	(34)	(7)	21%
Other financial and non-operating items	(37)	(18)	(19)	106%
i.Interest income
Interest income relates to interest earned on bank deposits. The $11 million decrease in interest income for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily attributable to lower cash balances.
ii. Other financial and non-operating items
Other financial and non-operating items increased by $7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily related to the recognition of indirect tax liabilities and a provision related to assets sold in 2023. This was partially offset by favorable foreign exchange movements due to the depreciation of the USD against the Brazilian Real and Norwegian Krone.
6) Income tax (expense)/benefit
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities related to our ownership and operation of drilling units and may vary significantly depending on jurisdictions and contractual arrangements. In most cases, the calculation of taxes is based on net income or deemed income, the latter generally being a function of gross revenue.
The $139 million increase in tax expense during the year ended December 31, 2025 compared to the year December 31, 2024, principally reflects resolution of significant uncertain tax positions in 2024, following settlement with Nigeria’s tax authority, partially offset by the resolution in 2025 of uncertain tax positions for Ghana, along with changes in valuation allowances established for Switzerland and Brazil and changes in the Company's mix of pre-tax income and loss among tax jurisdictions.

Refer to Note 9 –"Taxation" for further details.
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
During the second quarter of 2024, the Board of Directors authorized a new $500 million share repurchase program that will run for a period of two years from June 25, 2024, the date of completion for the programs initiated in 2023 (the "Current Repurchase Program"). In furtherance of the Current Repurchase Program, the Board authorized the Company to purchase up to $200 million of the Company's common shares (the "First Tranche") by September 30, 2024. The Company repurchased an aggregate of 4,213,349 common shares, with a weighted average share price of $46.77, amounting to $192 million of the First Tranche. On September 30, 2024, the Company cancelled the 4,213,349 treasury shares repurchased under the First Tranche.
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
In aggregate, during the year ended December 31, 2024, the Company repurchased approximately 11.6 million common shares amounting to $527 million with a weighted average share price of $45.31. The Company did not repurchase any common shares during the year ended December 31, 2025.
As of December 31, 2025, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.
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
As of December 31, 2025, Seadrill had available liquidity of $524 million, which consisted of unrestricted cash of $339 million, and available borrowings under our Revolving Credit Facility of $185 million. Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next 12 months.
The below table shows unrestricted cash balances and total available liquidity as of each date presented:

(In $ millions)	December 31, 2025	December 31, 2024
Unrestricted cash	339	478
Undrawn Revolving Credit Facility	185	225
Total available liquidity	524	703

We have shown our sources and uses of cash by category of cash flows in the table below:

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Change	Change %
Net cash (used in)/provided by operating activities (a)	(28)	88	(116)	(132)%
Net cash (used in)/provided by investing activities (b)	(113)	226	(339)	(150)%
Net cash used in financing activities (c)	(3)	(532)	529	(99)%
Effect of exchange rate changes in cash and cash equivalents	4	(5)	9	(180)%
Change in period	(140)	(223)	83	(37)%
a) Net cash (used in)/provided by operating activities
Cash flows from operating activities include cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.
Net cash used in operating activities during the year ended December 31, 2025 was $28 million compared to net cash provided by operating activities of $88 million for the year ended December 31, 2024. The $116 million decrease was primarily related to decreased operating results and increased disbursements to suppliers and a payment of damages for a legal proceeding, partially offset by reduced mobilization costs incurred in the year ended December 31, 2025 compared to the year ended December 31, 2024, which primarily related to contract preparation costs for the West Polaris and West Auriga.
b) Net cash (used in)/provided by investing activities
The $113 million net cash used in investing activities during the year ended December 31, 2025 was primarily related to capital expenditures on the West Neptune, West Elara, West Capella, West Gemini and West Auriga and the acquisition of capital spares.
The $226 million net cash provided by investing activities during the year ended December 31, 2024 was primarily related to the proceeds received on the disposal of our three jackup rigs, West Castor, West Telesto and West Tucana, together with our 50% equity interest in the Gulfdrill joint venture of $338 million during the second quarter, and the proceeds related to the disposal of the West Prospero jackup rig of $45 million during the fourth quarter. This was partially offset by capital expenditures of $157 million primarily related to capital upgrades on the West Auriga and West Polaris during their preparations for Petrobras contracts, with the West Auriga having started in December 2024 and West Polaris starting during the first quarter of 2025.
c) Net cash used in financing activities
The $3 million net cash used in financing activities during the year ended December 31, 2025 was related to taxes withheld on vested employee share-based compensation awards.
The $532 million net cash used in financing activities during the year ended December 31, 2024 was related to share repurchases.
3) Borrowing Activities
An overview of our debt as of December 31, 2025, divided into (i) secured debt and (ii) unsecured debt, is presented in the table below:

(In $ millions)	Principal value	Debt Premium	Debt Issuance Costs	Carrying value	Maturity date
Secured
$575 million secured bond	575	1	(13)	563	August 2030
Unsecured
Unsecured senior convertible bond	50	—	—	50	August 2028
Total debt	625	1	(13)	613
Collateral package
Revolving Credit Facility
In July 2023, the Company entered into a $225 million, 5-year Senior Secured Revolving Credit Agreement in respect of the Revolving Credit Facility (the “Credit Agreement”). Seadrill Finance (as defined herein) is the borrower under the Credit Agreement, and the facility is secured by first priority liens on substantially all of the Company’s drilling units and related assets, other than non-core assets. The Company, and certain of its subsidiaries that own collateral or are otherwise material, guarantee the obligations under the Credit Agreement. The loans outstanding under the Credit Agreement bear interest at a rate per annum equal to the applicable margin plus, at Seadrill Finance’s option, either: (i) the Term SOFR Rate (as defined in the Credit Agreement) plus 0.10%; or (ii) Daily Simple SOFR (as defined in the Credit Agreement) plus 0.10%. For both the Term SOFR Rate loans and Daily Simple SOFR loans, the applicable margin was 2.75% per annum as of December 31, 2025, and may vary based on Seadrill’s Credit Ratings (as defined in the Credit Agreement), from 2.50% to 3.50% per annum. A commitment fee is incurred under the Revolving Credit Facility on undrawn amounts, at a rate of 0.5% per annum to and including July 27, 2026, 0.75% per annum from and including July 28, 2026 to and including July 27, 2027, and 1.00% per annum thereafter.

In August 2025, the Company issued a NOK403 million guarantee (approximately $40 million as of December 31, 2025) under the Revolving Credit Facility related to the SFL Hercules Ltd. claim, which reduced the available borrowings under the Revolving Credit Facility to approximately $185 million.
For further details, please refer to Note 24 – "Commitments and contingencies".
$575 million Notes Offerings
In July 2023, Seadrill Finance issued the Notes in a private offering. The Notes mature on August 1, 2030. The Notes are guaranteed by the Company and the same subsidiaries of the Company that guarantee the Credit Agreement. The Notes are secured by a second priority lien on the same assets that secure the Credit Agreement.
Bilateral Facility
Seadrill Rig Holding Company Limited, a subsidiary of Seadrill Limited, has an uncommitted bilateral facility with DNB Bank ASA (the “Bilateral Facility”), which permits the issuance of letters of credit and bank guarantees for our account. Up to $25 million of reimbursement obligations under the Bilateral Facility are secured on a pari passu basis with the collateral that secures the Credit Agreement, and any additional obligations under the Bilateral Facility would need to be secured by cash or other collateral. We pay a fee of 1% on outstanding letters of credit and bank guarantees issued under the Bilateral Facility. As of December 31, 2025, we had approximately $19 million of outstanding letters of credit and bank guarantees issued under the Bilateral Facility.
Refer to Note 16 – "Debt" for further details of these facilities.
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
As of December 31, 2025, Seadrill was in compliance with these financial covenants.
4) Contractual Obligations
As of December 31, 2025, we have $22 million of uncertain tax position, inclusive of interest and penalties, included on our Consolidated Balance Sheet. We are unable to specify with certainty whether we would be required to and in which periods we may be obligated to settle such amounts. Refer to Note 9 – "Taxation" for further details.
As of December 31, 2025, we do not have long-term debt due within the next 12 months. Principal payments of $625 million will be due in subsequent periods to 2026. Refer to Note 16 – "Debt" for further details of these facilities.
For a description for our operating lease obligations, refer to Note 18 - "Leases" for further details.
As of December 31, 2025, we had other commitments that we are contractually obligated to fulfill with cash if the obligations are called. These obligations include guarantees on our performance as it relates to our drilling contracts and as security for a legal matter. We expect to comply with the underlying performance requirements, and we expect obligations under these guarantees will not be called. Refer to Note 24 - "Commitments and contingencies" for further details.

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
Critical accounting estimates that are significant for the year ended December 31, 2025 are as follows:
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

Income taxes
Seadrill is a Bermuda company that has subsidiaries and affiliates in various jurisdictions. Effective January 1, 2025, Bermuda enacted a 15% corporate income tax applicable to Bermudan members of multinational enterprise groups with annual global revenue of €750 million or more. Beginning in 2025, Seadrill and its Bermuda subsidiaries are subject to Bermuda corporate income tax. Certain subsidiaries operate in or realize income from sources within other jurisdictions that impose income taxes or withholding taxes. Consequently, income taxes for these jurisdictions have been recorded when applicable. Our income tax expense is based on our income and the statutory tax rates of relevant jurisdictions. Refer to Note 9 – "Taxation".
Our income tax expense is based on our interpretation of tax laws in various jurisdictions in which we operate or derive income and requires significant judgment and use of estimates and assumptions regarding significant future events, such as amounts, timing and character of income, deductions, and tax credits. There are certain transactions for which the ultimate tax determination is unclear due to uncertainty concerning interpretation of tax law that arises in the ordinary course of business.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement. While we believe we have appropriate support for the positions taken on our tax returns, in assessing the adequacy of our provision for income taxes we consider developments in tax laws, regulations, administrative practices and relevant case law; the progress and findings of ongoing tax audits; and our experience with relevant taxation principles.
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. We recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the Consolidated Statement of Operations as income tax expense (or benefit) in the period of sale or transfer occurs.
Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, and changes in prior year tax estimates as tax returns are filed or adjusted upon tax audits.
Deferred tax assets and liabilities are based on temporary differences that arise between carrying values used for financial reporting purposes and their values for taxation purposes and on the future tax benefits of tax attributes. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. Valuation allowances are determined to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To determine the amount of deferred tax assets and liabilities, as well as the valuation allowances, we must make estimates and certain assumptions regarding future taxable income, including where our drilling units are expected to be deployed, as well as other assumptions related to our future tax position. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or valuation allowances. The amount of deferred tax provided is based upon the expected manner of settlement of the carrying amount of assets and liabilities, using tax rates enacted at the balance sheet date. The impact of tax law changes is recognized in periods when the change is enacted.
Business combinations
We apply the acquisition method of accounting for business combinations. Assets acquired and liabilities assumed are recorded at their estimated acquisition date fair value. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of drilling units, identifiable intangible assets and liabilities, deferred tax asset valuation allowances, and liabilities related to uncertain tax positions, among others. Significant estimates and assumptions are used in determining the fair value of drilling units and intangible assets and liabilities, and include off-contract revenue estimates, off-contract operating expense assumptions, contract probabilities, the weighted average cost of capital ("WACC") rate used to discount free cash flow projections and drilling unit market valuations. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
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
Foreign exchange risk
It is customary in the oil and gas industry that a majority of our revenues and expenses are denominated in U.S. dollars, which is the functional currency of our subsidiaries and equity method investee. However, a portion of the revenues and expenses of certain of our subsidiaries and equity method investee are denominated in other currencies. We are therefore exposed to foreign exchange gains and losses that may arise on the revaluation or settlement of monetary balances denominated in foreign currencies.
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
Interest rate risk
The majority of our debt portfolio is on a fixed interest rate. Please refer to Note 16 – "Debt " for further details.

Item 8. Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.
Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting pursuant to Rules 13a-15 and 15d-15 of the Exchange Act as of December 31, 2025. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On the basis of this evaluation, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seadrill Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Seadrill Limited and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of operations, of comprehensive loss, of changes in shareholders' equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Liabilities for Certain Uncertain Tax Positions

As described in Notes 2 and 9 to the consolidated financial statements, the Company has recorded net liabilities for uncertain tax positions of $22 million as of December 31, 2025. Liabilities for certain uncertain tax positions represent a portion of the consolidated balance. The Company’s income tax expense is based on the interpretation of tax laws in the various jurisdictions in which the Company operates. There are certain transactions for which the ultimate tax consequence is unclear due to uncertainty in relation to the interpretation of tax law that arises in the ordinary course of business. Management recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement. Management considers the developments in tax law, regulations, administrative practices and relevant case law, and the progress and findings of ongoing tax audits in assessing the adequacy of the provision for income taxes.

The principal considerations for our determination that performing procedures relating to liabilities for certain uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining and measuring liabilities for certain uncertain tax positions and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination and measurement of liabilities for certain uncertain tax positions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination and measurement of liabilities for uncertain tax positions. These procedures also included, among others (i) testing the information used in the determination of liabilities for certain uncertain tax positions; (ii) testing the calculation of liabilities for certain uncertain tax positions, by jurisdiction; (iii) evaluating management’s assessment of the technical merits of the tax positions and estimates of the amount of tax benefits expected to be sustained, as well as the likelihood of the possible estimated outcome, for certain uncertain tax positions; and (iv) evaluating the status and results of income tax audits with the relevant tax authorities.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 26, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seadrill Limited

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Seadrill Limited and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations, comprehensive income, cash flows and changes in shareholders’ equity for each of the two years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Watford, United Kingdom
February 27, 2025

We served as the Company's or its predecessors’ auditor from 2013 to 2025.

Seadrill Limited
CONSOLIDATED STATEMENTS OF OPERATIONS
(In $ millions, except per share data)

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Operating revenues
Contract revenues	1,089	1,009	1,154
Reimbursable revenues (1)	58	70	58
Management contract revenues (1)	254	247	245
Leasing revenues (1)	33	54	33
Other revenues (1)	3	5	12
Total operating revenues	1,437	1,385	1,502
Operating expenses
Vessel and rig operating expenses	(736)	(681)	(705)
Reimbursable expenses	(58)	(68)	(55)
Depreciation and amortization	(238)	(168)	(155)
Management contract expenses	(232)	(175)	(174)
Merger and integration related expenses	(2)	(24)	(24)
Selling, general and administrative expenses	(103)	(107)	(74)
Total operating expenses	(1,369)	(1,223)	(1,187)
Other operating items
Loss on impairment of long-lived assets	(22)	—	—
Gain on disposals	1	234	14
Other operating income	—	16	—
Total other operating items	(21)	250	14
Operating profit	47	412	329
Financial and other non-operating items
Interest income	14	25	35
Interest expense	(61)	(61)	(59)
Equity in (losses)/earnings of equity method investment (net of tax)	(10)	(9)	37
Other financial and non-operating items	(41)	(34)	(25)
Total financial and other non-operating items, net	(98)	(79)	(12)
(Loss)/profit before income taxes	(51)	333	317
Income tax (expense)/benefit	(26)	113	(17)
Net (loss)/income	(77)	446	300
Basic (LPS)/EPS ($)	(1.24)	6.56	4.23
Diluted (LPS)/EPS ($)	(1.24)	6.37	4.12
(1) Includes revenue received from related parties of $317 million, $319 million, and $298 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Refer to Note 21 – "Related party transactions" for further details.

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In $ millions)

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net (loss)/income	(77)	446	300
Other comprehensive loss, net of tax
Actuarial loss relating to pensions	—	—	(1)
Total other comprehensive loss	—	—	(1)

Total comprehensive (loss)/income for the period	(77)	446	299

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED BALANCE SHEETS
(In $ millions, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	339	478
Restricted cash	26	27
Accounts receivable, net	162	193
Other current assets	231	230
Total current assets	758	928
Non-current assets
Equity method investment	58	68
Drilling units	2,969	2,946
Deferred tax assets	44	63
Equipment	8	5
Other non-current assets	110	146
Total non-current assets	3,189	3,228
Total assets	3,947	4,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	61	118
Other current liabilities	313	383
Total current liabilities	374	501
Non-current liabilities
Long-term debt	613	610
Deferred tax liabilities	14	11
Other non-current liabilities	88	116
Total non-current liabilities	715	737
Commitments and contingencies (Note 24)
SHAREHOLDERS' EQUITY
Common shares of par value $0.01 per share: 375,000,000 shares authorized at December 31, 2025 (December 31, 2024: 375,000,000) and 62,374,171 issued at December 31, 2025 (December 31, 2024: 62,154,422)	1	1
Additional paid-in capital	1,986	1,969
Accumulated other comprehensive income	1	1
Retained earnings	870	947
Total shareholders' equity	2,858	2,918
Total liabilities and shareholders' equity	3,947	4,156

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ millions)

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Cash Flows from Operating Activities
Net (loss)/income	(77)	446	300
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	238	168	155
Gain on disposals of assets	(1)	(234)	(14)
Equity in losses/(earnings) of equity investments (net of tax)	10	9	(37)
Loss on impairment of long-lived assets	22	—	—
Deferred tax expense/(benefit)	22	(13)	(13)
Amortization of debt bond issuance costs	3	4	2
Share based compensation expense	20	17	8
Change in allowance for credit losses	—	—	(1)
Other	23	5	1
Other cash movements in operating activities:
Additions to long-term maintenance	(213)	(261)	(108)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	23	29	(25)
Trade accounts payable	(47)	65	(34)
Prepaid expenses	7	(24)	(1)
Deferred revenue	(8)	22	1
Deferred contract costs	45	(92)	25
Related party receivables	—	9	19
Other assets	(9)	2	(22)
Other liabilities	(86)	(64)	31
Net cash (used in)/provided by operating activities	(28)	88	287
Cash Flows from Investing Activities
Additions to drilling units and equipment	(110)	(157)	(101)
Proceeds from disposal of assets	1	383	14
Proceeds from sales of tender-assist units	—	—	84
Net proceeds on disposal of business and cash impact from deconsolidation	—	—	21
Other	(4)	—	24
Net cash (used in)/provided by investing activities	(113)	226	42
Cash Flows from Financing Activities
Taxes withheld on employee stock transactions	(3)	—	—
Shares repurchased	—	(532)	(263)
Proceeds from debt	—	—	576
Repayments of secured credit facilities	—	—	(478)
Share issuance costs	—	—	(4)
Debt issuance costs	—	—	(31)
Net cash used in financing activities	(3)	(532)	(200)
Effect of exchange rate changes on cash and cash equivalents	4	(5)	1
Net (decrease)/increase in cash and cash equivalents, including restricted cash	(140)	(223)	130
Cash and cash equivalents, including restricted cash, at beginning of the year	505	728	598
Cash and cash equivalents, including restricted cash, at the end of year	365	505	728
Supplementary disclosure of cash flow information
Interest paid	(53)	(54)	(36)
Net taxes paid	(12)	(17)	(24)

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In $ millions)

	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2023	—	1,499	2	201	1,702
Net income	—	—	—	300	300
Shares issued on closing of Aquadrill acquisition	1	1,243	—		1,244
Share issuance cost	—	(4)	—	—	(4)
Shares repurchased and cancelled	—	(267)	—	—	(267)
Other comprehensive loss	—	—	(1)	—	(1)
Share base compensation	—	9	—	—	9
Balance as of December 31, 2023	1	2,480	1	501	2,983
Net income	—	—	—	446	446
Share repurchased and cancelled	—	(528)	—	—	(528)
Share based compensation	—	17	—	—	17
Balance as of December 31, 2024	1	1,969	1	947	2,918
Net loss	—	—	—	(77)	(77)
Share based compensation	—	20	—	—	20
Shares withheld for taxes on equity transactions	—	(3)	—	—	(3)
Balance as of December 31, 2025	1	1,986	1	870	2,858

See accompanying notes that are an integral part of these Consolidated Financial Statements.

Seadrill Limited
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -General Information
Seadrill Limited is incorporated in Bermuda. We are an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drilling units for operations in shallow to ultra-deepwater in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities. As of December 31, 2025, we owned a total of 15 drilling units, of which 10 were operating, one was undergoing capital upgrade projects for a contract commencing in the second quarter of 2026, one was undergoing repairs and maintenance projects and three were cold stacked. The 10 operating units include nine benign floaters (comprising six 7th generation drillships, two 6th generation drillships and one benign environment semi-submersible) and one harsh environment jackup. In addition to our owned assets, as of December 31, 2025, we managed two drilling units owned by Sonangol EP ("Sonangol").
The use herein of such terms as "Group", "Company", "organization", "we", "us", "our" and "its", or references to specific entities, is not intended to be a precise description of corporate relationships.
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
Certain reclassifications have been made to previously reported amounts to conform to the current period presentation. These reclassifications did not have a material effect on our Consolidated Financial Statements.
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
Basis of consolidation
We consolidate companies where we have a controlling financial interest, and entities where we hold a variable interest and are the primary beneficiary. A variable interest entity ("VIE") is a legal entity where equity at risk is not enough to finance its activities, or equity interest holders lack power to direct activities or receive expected returns. We are the primary beneficiary of a VIE when we have the power to direct activities that impact economic performance and the right to receive benefits or absorb losses. We exclude subsidiaries, even if fully owned, if we are not the primary beneficiary under the variable interest model. All intercompany balances and transactions have been eliminated.
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
Through the acquisition of Aquadrill in April 2023, we added four drillships, one semi-submersible, and three tender-assist units to our fleet. Refer to Note 25 – "Business combinations" for further detail. The three tender-assist units were sold on July 28, 2023.
Emergence from Chapter 11 proceedings
On February 22, 2022, Seadrill Limited and certain of its subsidiaries which filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, completed its comprehensive restructuring and emerged from Chapter 11 proceedings.
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
We determine the total transaction price for each individual contract by estimating both fixed and variable consideration expected to be earned over the term of the contract. The amount estimated for variable consideration may be constrained and is only included in the transaction price to the extent that it is probable that a significant reversal of previously recognized revenue will not occur throughout the term of the contract. When determining if variable consideration should be constrained, we consider whether there are factors outside of our control that could result in a significant reversal of revenue as well as the likelihood and magnitude of a potential reversal of revenue. We re-assess these estimates each reporting period as required. For further information please refer to Note 5 – "Revenue from contracts with customers".
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
Arrangements with MSA managers
On completion of the Aquadrill acquisition on the Closing Date, Seadrill assumed arrangements related to the management of the former Aquadrill rigs. These arrangements were with offshore drilling contractors including affiliates of Diamond Offshore Drilling, Inc., Vantage Drilling International, and Energy Drilling Management Pte Ltd. (collectively, the "MSA Managers"), governed by master service or similar agreements ("MSAs"). During 2024, all remaining MSAs expired, and therefore, Seadrill currently manages all its rigs.
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
For accounting purposes, we considered each arrangement as a single unified contract between Seadrill and the end customer with the MSA Manager acting as both a lease broker and subcontractor in providing services to the end customer. Similar to arrangements where Seadrill provides drilling services directly to an end-customer using its owned rigs, the arrangement had both lease and non-lease components. We applied the practical expedient per Accounting Standards Codification ("ASC") 842-10-15-42 which permitted us to account for the arrangement based on the predominant component in the arrangement, which we considered to be the non-lease component.
Accordingly, we accounted for these arrangements under the guidance of ASC 606 – Revenue from Contracts with Customers. We recognized all revenues from the end-customers and all operating expenditures incurred by the MSA Manager and passed back to us, together with all MSA Manager fees, as operating expenses. In addition, where the MSA Manager incurred capital or long-term-maintenance expenditures on the units, these costs were also passed to us and accounted for as drilling unit additions. More generally, the accounting for revenue and expenses related to these arrangements followed our accounting policies.
Management contract revenues
Seadrill has provided management and operational support services to Sonadrill and during the year ended December 31, 2023, SeaMex Holdings Ltd ("SeaMex"). These services are typically charged on either a cost-plus or dayrate basis. In addition, Seadrill has recorded reimbursable revenues on certain project work conducted on behalf of such parties.

Other revenues
Other revenues comprise the sale of supplies and termination fees earned when drilling contracts are terminated before the contract end date. Termination fees are recognized as any contingencies or uncertainties are resolved.
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
Income taxes
Seadrill is a Bermuda company that has subsidiaries and affiliates in various jurisdictions. For taxable years beginning on or after January 1, 2025, Seadrill and our Bermudan subsidiaries are subject to Bermuda’s corporate income tax on ordinary income or capital gains. Certain subsidiaries operate or realize income from sources within other jurisdictions that impose income tax or withholding taxes. Consequently, income taxes have been recorded in these jurisdictions when applicable. Our income tax expense is based on our income and statutory tax rates in relevant jurisdictions. Refer to Note 9 – "Taxation".
Our income tax expense is based on our interpretation of tax laws in various jurisdictions in which we operate and requires significant judgment and use of estimates and assumptions regarding significant future events, such as amounts, timing and character of income, deductions, and tax credits. There are certain transactions for which the ultimate tax consequence is unclear due to uncertainty in relation to the interpretation of tax law that arises in the ordinary course of business.
We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon settlement. While we believe we have the required support for the positions taken on our tax returns, in assessing the adequacy of our provision for income taxes we consider developments in tax laws, regulations, administrative practices and relevant case law; the progress and findings of ongoing tax audits; and our experience with relevant taxation principles.
Income tax expense consists of taxes currently payable and changes in deferred tax assets and liabilities calculated according to local tax rules. We recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the Consolidated Statement of Operations as income tax expense (or benefit) in the period that a sale or transfer occurs.
Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, and changes in prior year tax estimates as tax returns are filed or adjusted upon tax audits.
Deferred tax assets and liabilities are based on temporary differences that arise between carrying values used for financial reporting purposes and their values for taxation purposes and on the future tax benefits of tax attributes.
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
(Loss)/earnings per share
Basic (loss)/earnings per share ("(LPS)/EPS") is calculated based on the loss or income for the period available to common shareholders divided by the weighted average number of Shares outstanding. Diluted loss or income per share includes the effect of the assumed conversion of potentially dilutive instruments such as our restricted stock units, performance-based stock units and convertible bond. The determination of dilutive loss or income per share may require us to make adjustments to net loss or income and the weighted average Shares outstanding. Refer to Note 10– "(Loss)/earnings per share".
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
Restricted cash consists of bank deposits which are subject to restrictions due to legislation, regulation or contractual arrangements. Restricted cash amounts that are expected to be used after one year from the balance sheet date are classified as non-current assets. Amounts are presented net of allowances for credit losses, which are assessed based on consideration of maturity date and the counterparty's credit rating. Refer to Note 11 – "Restricted cash".
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
Equity method investments
Investments in common stock are accounted for using the equity method if we have the ability to significantly influence, but not control, the investee. Significant influence is presumed to exist if our ownership interest in the voting stock of the investee is between 20% and 50%. We also consider other factors such as representation on the investee’s board of directors and the nature of commercial arrangements. We classify our equity investee as "Equity method investment" on the Consolidated Balance Sheets. We recognize our share of earnings or losses from our equity method investments in the Consolidated Statements of Operations as "Equity in (losses)/earnings of equity method investments (net of tax)". Refer to Note 13 – "Equity method investment".
We assess our equity method investment for impairment at each reporting period when events or circumstances suggest that the carrying amount of the investments may be impaired. We record an impairment charge for other-than-temporary declines in value when the value is not anticipated to recover above the cost within a reasonable period after the measurement date. We consider (1) the length of time and extent to which fair value is below carrying value, (2) the financial condition and near-term prospects of the investee, and (3) our intent and ability to hold the investment until any anticipated recovery. If an impairment loss is recognized, subsequent recoveries in value are not reflected in earnings until sale of the equity method investee occurs.
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
Equipment
Equipment is recorded at historical cost less accumulated depreciation and impairment and is depreciated over its estimated remaining useful life. The estimated economic useful life of equipment, when new, is generally between three and five years depending on the type of asset. Refer to Note 15 – "Equipment".
Rig reactivation and mobilization project costs
Most reactivation costs are capitalized. The incremental cost of equipment de-preservation activities and one-time major equipment overhaul or replacement of systems and equipment, certain directly identifiable personnel costs and costs to move rigs from stacking locations to the shipyards are capitalized and depreciated over the remaining lives of the rigs. General and administrative and overhead costs related to reactivation projects are accounted for as operating expenses.
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
The cost of reactivation project related long-term maintenance activities such as major classification surveys and other major certifications are capitalized and depreciated over a period of generally between two and five years (depending on the period covered by the re-certification).
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
Leases
Lessee - When we enter into a new contract, or modify an existing contract, we identify whether that contract has a finance or operating lease component. We do not have any leases classified as finance leases. We determine the lease commencement date by reference to the date the leased asset is available for use and transfer of control has occurred from the lessor. At the lease commencement date, we measure and recognize a lease liability and a right of use ("ROU") asset in the financial statements. The lease liability is measured at the present value of the lease payments not yet paid, discounted using the estimated incremental borrowing rate at lease commencement. The ROU asset is measured at the initial measurement of the lease liability, plus any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, plus any initial direct costs incurred by us. ROU assets are recorded within "Other non-current assets", and lease liabilities are recorded within "Other current liabilities" and "Other non-current liabilities" in our Consolidated Balance Sheets.
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
Lessor - When we enter into a new contract, or modify an existing contract, we identify whether that contract has a sales-type, direct financing or operating lease. We do not have any leases classified as sales-type or direct financing. For our operating leases, the underlying asset remains on the balance sheet and we record periodic depreciation expense and lease revenues.
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
Other intangible assets and liabilities
Intangible assets and liabilities were recorded at fair value on the date of Seadrill's emergence from Chapter 11 in February 2022 and on acquisition of Aquadrill in April 2023. The amounts of these assets and liabilities less any estimated residual value are amortized on a straight-line basis over the estimated remaining economic useful life or contractual period. We classify amortization of these intangible assets and liabilities within operating expenses. Our intangible assets include favorable and unfavorable drilling contracts, management services contracts and management incentive fees. In accordance with ASC 360, our intangible assets are reviewed for impairment when indicators of impairment are present, which include events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. In the event an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis. Refer to Note 12 – "Other current and non-current assets". Our intangible liabilities include unfavorable drilling contracts. Refer to Note 17 – "Other current and non-current liabilities".

Debt
At the inception of a term debt arrangement, or whenever we make the initial drawdown on a revolving debt arrangement, we incur a liability for the principal to be repaid. Debt issuance costs and lender fees related to the term loan are netted against the liability and amortized over the term of the loan. Issuance costs and lender fees related to the revolving debt arrangement are amortized straight-line over the term of the revolver. Refer to Note 16 – "Debt" for more information on our debt instruments.
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
We review developments in our contingencies that could affect the amount of liabilities recorded and disclosures of loss contingencies. We adjust our liabilities and disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Significant judgment is required to determine both the probability and the estimated amount. Refer to Note 24 – "Commitments and contingencies" for further information.
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
Share-based compensation
We made awards of restricted stock units ("RSUs") and performance stock units ("PSUs") under the Management Incentive Plan (as defined herein) (see Note 20 – "Share based compensation"). We account for our share based compensation in accordance with ASC 718, which utilizes a "modified grant-date" approach, where the fair value of an equity award is estimated on the grant date without regard to service or performance conditions. The subsequent accounting then depends on whether the award is classified as equity settled or liability settled, based on the conditions provided in ASC 718. If any of the conditions set out in ASC 718 are met, we classify the award as liability settled, otherwise the award is classified as equity settled. The fair value of equity settled awards is fixed on the grant date and not remeasured unless the award is modified. The fair value of liability settled awards is remeasured at the end of each reporting period until settlement. The change in fair value is recorded as operating expense or capitalized based on the nature of the employee's activities over the service period of the award. No cost is recorded for awards that do not vest because service conditions are not satisfied. We account for forfeitures on an actual basis.
Guarantees
Guarantees issued by us, excluding those that are guaranteeing our own performance, are recognized at fair value at the time that the guarantees are issued and reported in "Other current liabilities" and "Other non-current liabilities", where applicable. If it becomes probable that we will have to perform under a guarantee, we remeasure the liability if the amount of the loss can be reasonably estimated. Financial guarantees written are assessed for credit losses and any allowance is presented as a liability for off-balance sheet credit exposures where the balance exceeds the collateral provided over the remaining instrument life. The allowance is assessed at the individual guarantee level, calculated by multiplying the balance exposed on default by the probability of default and loss given default over the term of the guarantee.
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

Note 3 -Recent accounting standards
Recently adopted accounting standards
In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation and information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance has been applied on a prospective basis with the required income tax disclosures included in Note 9 – "Taxation". This standard update did not affect the recognition or measurement of income taxes within our Consolidated Financial Statements.
New accounting standards to be adopted
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses", which requires additional disclosure of the nature of expenses included in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company continues to evaluate the potential impact of this pronouncement.
Note 4 - Segment information
Operating segments
The information provided to our Chief Operating Decision Maker ("CODM"), which is the Board of Directors, to assess performance and allocate resources is on a consolidated basis, reflecting our operational structure. We view our operations and manage our business as one operating segment, using Operating Profit as presented in our Consolidated Statements of Operations.
Geographic data
Revenues
Revenues are attributed to geographical locations based on the country of operations for drilling activities, i.e., the country where the revenues are generated. The following table presents our revenues by geographic area:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Brazil	611	343	343
United States	368	366	446
Angola	331	335	271
Norway	97	188	213
Others (1)	30	153	229
Total operating revenues	1,437	1,385	1,502
(1)"Other" represents countries in which we operate that individually had revenues representing less than 10% of total operating revenues earned for any of the periods presented.
Fixed assets – drilling units (1)
Drilling unit fixed assets by geographic area based on location as of the end of the year are as follows:

(In $ millions)	December 31, 2025	December 31, 2024
Brazil	1,401	1,427
United States	727	678
Norway	406	420
Others (2)	435	421
Total	2,969	2,946
(1)Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues or operating profits generated by such assets during such period.
(2)Others represent countries in which we operate that individually had drilling unit fixed assets representing less than 10% of total drilling unit fixed assets for any of the periods presented.

Major customers
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we had the following customers with total revenues greater than 10% of total operating revenues in any of the periods presented:

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Petrobras	36%	18%	16%
Sonadrill	22%	22%	17%
Talos	11%	2%	7%
LLOG	10%	9%	9%
Others	21%	49%	51%
Total	100%	100%	100%
Significant expenses
The significant expense category regularly provided to our CODM to manage operations is Total Operating Expenses, which is presented in the Consolidated Statements of Operations.
Note 5 – Revenue from contracts with customers
The following table provides information about receivables and contract liabilities from our contracts with customers, as of the dates presented:

(In $ millions)	December 31, 2025	December 31, 2024
Accounts receivable, net	162	193
Current contract liabilities (classified within other current liabilities)	(58)	(63)
Non-current contract liabilities (classified within other non-current liabilities)	(36)	(48)
Changes to contract liabilities balances during the years ended December 31, 2024 and December 31, 2025 were as follows:

(In $ millions)	Contract Liabilities
Net contract liability as of January 1, 2024	(64)
Amortization of revenue that was included in the beginning contract liability balance	29
Additional contract liabilities recognized, excluding amounts recognized as revenue	(76)
Net contract liability as of December 31, 2024	(111)
Amortization of revenue that was included in the beginning contract liability balance	65
Additional contract liabilities recognized, excluding amounts recognized as revenue	(48)
Net contract liability as of December 31, 2025	(94)
Note 6 – Other revenues

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Other revenues	3	5	12
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

Note 7 – Other operating items
Other operating items consist of the following:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Loss on impairment of long-lived assets (i)	(22)	—	—
Gain on disposals (ii)	1	234	14
Other operating income (iii)	—	16	—
Total other operating items	(21)	250	14
i. Loss on on impairment of long-lived assets
During the year ended December 31, 2025, indicators of impairment were present for the West Eclipse primarily related to a sustained lack of future utilization plans. We tested the recoverability of the drilling unit and determined the asset was impaired by $22 million. The remaining carrying amount of the drilling unit is not material.
ii. Gain on disposals
The gain on disposals of $234 million for the year ended December 31, 2024 relates to the disposal of the West Castor, West Telesto and West Tucana jackup rigs, along with our 50% equity interest in the Gulfdrill joint venture during the second quarter of 2024, and the disposal of the West Prospero during the fourth quarter of 2024, compared to the gain on disposal during the year ended December 31, 2023 comprised of sales of capital spares.
iii. Other operating income
The $16 million gain in 2024 relates to the recovery of historical import duties in the form of tax credits following the approval by the applicable tax authorities.
Note 8 – Interest expense
Interest expense consists of the following:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Interest on debt facilities (a)	(53)	(54)	(54)
Other	(8)	(7)	(5)
Interest expense	(61)	(61)	(59)
(a) Interest on debt facilities
Interest on our debt facilities is summarized below. Please refer to Note 16 – "Debt" for more information on these debt facilities.

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
$575 million secured bond	(48)	(48)	(21)
First lien senior secured	—	—	(12)
Second lien senior secured	—	—	(16)
Unsecured senior convertible bond	(5)	(6)	(5)
Interest on debt facilities	(53)	(54)	(54)

Note 9 – Taxation
(Loss)/profit before income taxes in Bermuda and foreign jurisdictions were as follows:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Bermuda	(127)	123	(104)
Foreign	76	210	421
(Loss)/profit before income taxes	(51)	333	317
Income taxes consisted of the following:

(In $ millions, except percentages)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Current tax expense/(benefit):
Bermuda	—	—	—
Foreign	4	(95)	30
Deferred tax expense/(benefit):
Bermuda	—	—	—
Foreign	22	(18)	(13)
Total income tax expense/(benefit)	26	(113)	17
Effective tax rate	(51.0)%	(33.9)%	5.4%

A reconciliation of the Bermuda statutory income tax rate of 15% to the consolidated effective tax rate for the year ended December 31, 2025 is as follows:

(In $ millions, except percentages)	Year ended December 31, 2025
Expected income tax benefit at Bermuda statutory rate	(8)	15.0%
Foreign tax effects
Brazil
Statutory income tax rate differential	5	(9.6)%
Nondeductible expenses	3	(5.1)%
Changes in valuation allowance	(4)	7.1%
Luxembourg
Adjustment to prior year deferred taxes	20	(38.4)%
Changes in valuation allowance	(3)	5.9%
Mexico
Statutory income tax rate differential	(2)	4.7%
Nondeductible taxes	8	(15.9)%
Norway
Return to provision adjustments	(11)	21.6%
Adjustment to prior year deferred taxes	19	(37.3)%
Foreign exchange effects	(3)	6.6%
Statutory accounting adjustments	(7)	13.2%
Other	(2)	4.4%
Switzerland
Statutory income tax rate differential	(8)	15.6%
Adjustment to prior year deferred taxes	(2)	4.2%
Subnational taxes	4	(8.6)%
United Kingdom
Statutory income tax rate differential	2	(4.4)%
Adjustment to prior year deferred taxes	2	(4.8)%
Other	(2)	3.2%
United States
Nondeductible share based compensation	6	(11.9)%
Effect of foreign earnings not permanently reinvested	3	(6.8)%
Other	4	(8.2)%
Other jurisdictions	7	(12.5)%
Changes in valuation allowance	12	(24.1)%
Nontaxable or nondeductible items
Nontaxable equity in losses of equity method investment (net of tax)	2	(3.1)%
Changes in deferred taxes due to intragroup transfer	6	(11.0)%
Changes in unrecognized tax benefits	(25)	49.2%
Income tax expense	26	(51.0)%

A reconciliation of the Bermuda statutory income tax rate of 0% to the consolidated effective tax rate for the years ended December 31, 2024 and December 31, 2023 is as follows:

(In $ millions, except percentages)	Year ended December 31, 2024		Year ended December 31, 2023
Effect of change in unrecognized tax benefits	(115)	(34.5)%	4	1.3%
Effect of foreign earnings not permanently reinvested	1	0.3%	1	0.3%
Effect of taxable income in various countries	1	0.3%	12	3.8%
Income tax (benefit)/expense	(113)	(33.9)%	17	5.4%

Deferred income taxes
Net deferred tax assets are comprised of the following components:
Deferred tax assets:

(In $ millions)	December 31, 2025	December 31, 2024
Tax losses carried forward	1,083	1,025
Property, plant and equipment	199	245
Provisions	34	29
Intangibles	—	3
Pensions and stock options	3	5
Other	10	13
Gross deferred tax assets	1,329	1,320
Valuation allowance	(1,285)	(1,257)
Deferred tax assets, net of valuation allowance	44	63
Deferred tax liabilities:

(In $ millions)	December 31, 2025	December 31, 2024
Unremitted earnings of subsidiaries	14	11
Gross deferred tax liabilities	14	11
Net deferred tax assets	30	52
In December 2023, legislation implementing a corporate income tax in Bermuda received Governor's Assent. The Bermuda income tax is effective beginning on January 1, 2025, with tax imposed at the statutory tax rate of 15%. The CIT Act provides an elective Economic Transition Adjustment under which a Bermuda Constituent Entity may, as of the commencement of the regime, adjust the tax basis of its assets and liabilities to fair value, and, if such election is not made, permits a carryforward of certain pre‑effective‑date tax losses into post‑effective‑date taxable years. As of December 31, 2025 the Group's Bermuda constituent entities had tax loss carryforwards of $3.1 billion available to offset future taxable income.
As of December 31, 2025, deferred tax assets related to tax loss carryforwards was $1,083 million (December 31, 2024: $1,025 million). Subject to limitations under relevant tax law, the tax loss carryforwards can be used to offset future taxable income. Tax loss carryforwards which were generated in various jurisdictions, include $691 million (December 31, 2024: $627 million) that will not expire and $392 million (December 31, 2024: $398 million) that will expire between 2026 and 2045 if not utilized (December 31, 2024: between 2025 and 2044).
We establish a valuation allowance for deferred tax assets when it is more likely than not that the benefit from the deferred tax asset will not be realized. The amount of deferred tax assets considered realizable could increase or decrease in the near term if our estimates of future taxable income change. Our valuation allowance consists primarily of $1,046 million on tax loss carryforwards as of December 31, 2025 (December 31, 2024: $968 million).
Uncertain tax positions
As of December 31, 2025, we had a total amount of unrecognized tax benefits of $37 million excluding interest and penalties. The changes related to unrecognized tax benefits were as follows:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Balance at the beginning of the period	42	150	82
Increases as a result of acquisition of Aquadrill	—	—	71
Increases as a result of positions taken in prior periods	23	—	5
Increases as a result of positions taken during the current period	—	—	1
Decreases as a result of positions taken in prior periods	(24)	(3)	(8)
Decreases due to settlements	—	(105)	—
Decreases as a result of a lapse of the applicable statute of limitations	(4)	—	(1)
Balance at the end of the period	37	42	150

The uncertain tax positions are included in "Other non-current liabilities" on our Consolidated Balance Sheets and are comprised as follows:

(In $ millions)	December 31, 2025	December 31, 2024
Gross unrecognized tax benefits excluding interest and penalties	37	42
Interest and penalties	8	28
Offset against deferred tax assets	(23)	(15)
Total unrecognized tax benefits included as "Other non-current liabilities"	22	55
The decrease in gross unrecognized tax benefits excluding interest and penalties compared to December 31, 2024 was principally attributable to resolution of uncertain tax positions in respect to Ghana, following a decision of Ghana’s Supreme Court in an unrelated taxpayer’s litigation, and Norway, partially offset by an unrecognized tax benefit recorded upon notification of an assessment decision by the Norwegian Tax Administration.
Accrued interest and penalties in respect of unrecognized tax benefits totaled $8 million at December 31, 2025 (December 31, 2024: $28 million) and are included in "Other non-current liabilities" on our Consolidated Balance Sheets. During the year ended December 31, 2025, we recognized a benefit of $20 million (December 31, 2024: $10 million) related to interest and penalties for unrecognized tax benefits on the income tax (expense)/benefit line in the Consolidated Statement of Operations.
As of December 31, 2025, $22 million (December 31, 2024: $55 million) of our unrecognized tax benefits, including penalties and interest, would have a favorable impact on the Company’s effective tax rate if recognized.
Tax returns and open years
We are subject to taxation in various jurisdictions. Tax authorities in certain jurisdictions examine our tax returns and some have issued assessments. We are defending our tax positions in those jurisdictions.
Brazil’s tax authorities have issued a series of income tax assessments with respect to our returns for certain years up to 2017 for an aggregate amount equivalent to $144 million, including interest and penalties accruing through December 31, 2025. The assessment for the 2009 and 2010 years is being litigated in Brazil’s courts. Please refer to Note 24 - "Commitments and contingencies" for further details.

The Mexican tax authorities have issued a series of assessments with respect to our returns for certain years up to 2014 for an aggregate amount equivalent to $125 million. We are robustly contesting these assessments including filing relevant appeals.

An adverse outcome in our appeals against these proposed assessments could result in a material adverse impact on our Consolidated Balance Sheets, Statements of Operations and Cash Flows.

The following table summarizes the tax years that remain subject to examination by major taxable jurisdictions in which we operate:

Jurisdiction	Years open to examination
Brazil	2021-2025
Norway	2021-2025
Switzerland	2019-2025
United Kingdom	2023-2025
United States	2022-2025
Net taxes paid
Income taxes paid (net of refunds) by jurisdiction were as follows:

(In $ millions)	Year ended December 31, 2025
United States	11
Other	1
Total net taxes paid	12
Other
On July 4, 2025, the U.S. enacted the OBBBA. OBBBA’s tax provisions include, among other tax law changes, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and provisions allowing accelerated cost recovery deductions for qualified property. We do not expect the legislation to have a material impact on our tax liability, financial condition, or results of operations.

On December 20, 2021, the OECD released the Pillar Two Model Rules, establishing a global minimum tax regime that provides for the taxation of large multinational corporations at a minimum rate of 15%. Following the OECD’s December 2021 agreement on Pillar Two, several countries in which the Company operates have enacted domestic legislation implementing certain aspects of the global minimum tax rules, some of which are effective or became effective in 2024 and 2025. For the year ended December 31, 2025, Pillar Two did not have a material impact on the Company’s tax liability or results of operations.

Note 10 - (Loss)/earnings per share
The computation of basic (loss)/earnings per share ("(LPS)/EPS") is based on the weighted average number of Shares outstanding during the period. Diluted (LPS)/EPS includes the effect of the assumed conversion of potentially dilutive instruments related to the effect of the unsecured senior convertible bond and share based compensation. Refer to Note 16 – "Debt", for details.
The components of the numerator for the calculation of basic and diluted (LPS)/EPS were as follows:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Net (loss)/income	(77)	446	300
Effect of dilution - interest on unsecured senior convertible bond (Note 8)	5	6	5
Diluted net (loss)/income	(72)	452	305
The components of the denominator for the calculation of basic and diluted (LPS)/EPS were as follows:

(In millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Basic (loss)/earnings per share:
Weighted average number of common shares outstanding(1)	62	68	71
Diluted (loss)/earnings per share:
Effect of dilution	3	3	3
Weighted average number of common shares outstanding adjusted for the effects of dilution	65	71	74
(1) Weighted average number of common shares outstanding in the years ended December 31, 2024 and December 31, 2023, excludes Shares repurchased during the period. Please refer to Note 19 – "Common shares" for details on Shares repurchased.
The basic and diluted (LPS)/EPS were as follows:

(In $ per share)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Basic (loss)/earnings per share	(1.24)	6.56	4.23
Diluted (loss)/earnings per share(1)	(1.24)	6.37	4.12
(1) For the year ended December 31, 2025, the effect of including all potentially dilutive instruments in the calculation resulted in a decrease to loss per share, which is anti-dilutive. As a result, the basic and diluted loss per share were equal.
Note 11 – Restricted cash
Restricted cash as of December 31, 2025 and December 31, 2024 consisted of the following:

(In $ millions)	December 31, 2025	December 31, 2024
Cash held in escrow	23	23
Other	3	4
Total restricted cash	26	27
Note 12 – Other current and non-current assets
Other current assets
As of December 31, 2025 and December 31, 2024, other current assets included the following:

(In $ millions)	December 31, 2025	December 31, 2024
Taxes receivable	52	55
Prepaid expenses	61	57
Deferred contract costs (1)	80	83
Other	38	35
Total other current assets	231	230

Other non-current assets
As of December 31, 2025 and December 31, 2024, other non-current assets included the following:

(In $ millions)	December 31, 2025	December 31, 2024
Deferred contract costs (1)	52	94
Taxes receivable	6	25
Right-of-use asset	18	11
Deferred software costs	34	16
Total other non-current assets	110	146
(1) During the years ended December 31, 2025, December 31, 2024, and December 31, 2023 amortization of deferred contract costs amounted to $87 million, $43 million, and $43 million, respectively. The amortization was recorded in the Consolidated Statements of Operations as "Vessel and rig operating expenses".
Note 13 – Equity method investment
We had the following equity method investment as of December 31, 2025 and December 31, 2024:

Ownership percentage	December 31, 2025	December 31, 2024
Sonadrill	50%	50%
We account for our equity method investments under the equity method. For transactions with related parties refer to Note 21 – "Related party transactions".
Sonadrill is a joint venture that presently operates three drillships focusing on opportunities in Angolan waters. Seadrill owns a 50% stake in Sonadrill, with the remaining 50% interest owned by Sonangol EP ("Sonangol"). Both companies initially committed to charter two units each into the joint venture. As of December 31, 2025, Sonadrill leased three drillships, including the Libongos and Quenguela from Sonangol, and the West Gemini from Seadrill. Seadrill manages all three units for the joint venture.
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
The remaining committed Seadrill rig will be leased to the joint venture once Sonadrill secures a drilling contract.
Equity method investment results
Our equity method investment results were as follows:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Sonadrill	(10)	(9)	31
Gulfdrill (i)	—	—	6
Total equity method investment	(10)	(9)	37
i. Gulfdrill
As of December 31, 2023, Seadrill owned a 50% stake in Gulfdrill, a joint venture that operates jackup rigs in Qatar. On May 16, 2024, Seadrill entered into a definitive agreement to sell three jackup rigs, the West Castor, West Telesto, and West Tucana, and its 50% equity interest in the joint venture that operated these rigs offshore Qatar, to Seadrill's joint venture partner, Gulf Drilling International, for cash proceeds of $338 million. The closing of the sale occurred in June 2024, and a gain of $203 million, net of transaction costs, was recognized in the second quarter of 2024 associated with the disposal of these assets.

Summary of Consolidated Statements of Operations for our equity method investments
Our equity method investment results in Sonadrill are summarized below:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Operating revenues	382	380	357
Net operating income	1	19	101
Net (loss)/income	(20)	(8)	79

Seadrill ownership percentage	50%	50%	50%
Investment results from Sonadrill (net of tax)	(10)	(4)	39
Basis difference amortization	—	(5)	(8)
Net investment results from Sonadrill	(10)	(9)	31
Our equity method investment results in Gulfdrill are summarized below:

(In $ millions)	Year ended December 31, 2024	Year ended December 31, 2023
Operating revenues	51	199
Net operating income	2	16
Net income	—	12

Seadrill ownership percentage	50%	50%
Investment results from Gulfdrill (net of tax)	—	6
Carrying value of our equity method investment
The carrying value of our equity method investment as of December 31, 2025 and December 31, 2024 was as follows:

(In $ millions)	December 31, 2025	December 31, 2024
Sonadrill	58	68
Total	58	68
Summarized balance sheets for our equity method investment
The summarized balance sheets of the Sonadrill company and our recorded equity method investment balance were as follows:

(In $ millions)	December 31, 2025	December 31, 2024
Current assets	186	160
Current liabilities	(71)	(24)
Net assets	115	136
Seadrill ownership percentage	50%	50%
Net book value of Seadrill investment	58	68

Note 14 – Drilling units
The following table summarizes the movement for the years ended December 31, 2025 and December 31, 2024:

(In $ millions)	Cost	Accumulated depreciation	Net book value
As of January 1, 2024	3,133	(275)	2,858
Additions	418	—	418
Depreciation	—	(193)	(193)
Disposals (1)	(175)	38	(137)
As of December 31, 2024	3,376	(430)	2,946
Additions	300	—	300
Depreciation	—	(255)	(255)
Impairment (2)	(22)	—	(22)
Disposals	(3)	3	—
As of December 31, 2025	3,651	(682)	2,969
(1) Relates to the disposal of the West Castor, West Tucana, West Telesto and West Prospero.
(2) Impairment of $22 million reported within "Loss on impairment of long-lived assets" on our Consolidated Statement of Operations. Refer to Note 23 – "Fair value measurements" for further details.
Note 15 – Equipment
Equipment consists of office equipment, software, furniture and fittings. The following table summarizes the movement for the year ended December 31, 2025 and December 31, 2024:

(In $ millions)	Cost	Accumulated depreciation	Net book value
As of January 1, 2024	17	(7)	10
Depreciation	—	(5)	(5)
As of December 31, 2024	17	(12)	5
Additions	5	—	5
Depreciation	—	(2)	(2)
As of December 31, 2025	22	(14)	8
Note 16 – Debt
The table below sets forth our debt agreements as of December 31, 2025 and December 31, 2024:

(In $ millions)	December 31, 2025	December 31, 2024
Secured debt:
$575 million secured bond	575	575
Total secured debt	575	575
Unsecured debt:
Unsecured senior convertible bond	50	50
Total unsecured bond	50	50
Total principal debt	625	625
Debt premium:
Premium on bond issuance	1	1
Total debt premium	1	1
Less: bond issuance costs	(13)	(16)
Total debt	613	610
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
The net proceeds from the issuance of the Notes were used to: (i) prepay in full the outstanding amounts under our then-existing secured debt facilities and (ii) pay fees associated with exiting such secured debt facilities. A total of $187 million was paid to satisfy a first lien facility, including principal, interest, and exit fees, along with an additional make-whole payment of $10 million. A second lien facility was also completely repaid with a total payment of $123 million, which covered principal, interest, and exit fees.
Revolving credit facility
On July 27, 2023, Seadrill Limited, along with its subsidiary, Seadrill Finance Limited ("Seadrill Finance"), established a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"). The commitments under the Revolving Credit Facility, which carries a five-year term, became available for drawdown on July 27, 2023. The Revolving Credit Facility permits borrowings of up to $225 million in revolving credit for working capital and other corporate purposes and includes an “accordion feature” allowing Seadrill to increase this limit by up to an additional $100 million, subject to agreement from the lenders. It also includes a provision for issuing letters of credit up to $50 million. The Revolving Credit Facility incurs interest at a rate equal to a specified margin plus, at Seadrill Finance’s option, either: (i) the Term SOFR Rate (as defined in the Credit Agreement) plus 0.10%; or (ii) the Daily Simple SOFR (as defined in the Credit Agreement) plus 0.10%. For both the Term SOFR Rate loans and Daily Simple SOFR loans, the applicable margin was 2.75% per annum as of December 31, 2025, and may vary based on Seadrill’s Credit Ratings (as defined in the Credit Agreement), from 2.50% to 3.50% per annum. A commitment fee is incurred under the Revolving Credit Facility on undrawn amounts, at a rate of 0.5% per annum to and including July 27, 2026, 0.75% per annum from and including July 28, 2026 to and including July 27, 2027, and 1.00% per annum thereafter. This facility has not been drawn to date.
During the third quarter of 2025, the Company issued a NOK403 million guarantee (approximately $40 million as of December 31, 2025) under the Revolving Credit Facility related to SFL Hercules Ltd. claim, which reduced the available borrowings under the Revolving Credit Facility to approximately $185 million.
Refer to Note 24 – "Commitments and contingencies" for further details.
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
As of December 31, 2025, Seadrill was in compliance with these financial covenants.
Note 17 – Other current and non-current liabilities
Other current liabilities
As of December 31, 2025 and December 31, 2024, other current liabilities included the following:

(In $ millions)	December 31, 2025	December 31, 2024
Accrued expenses	137	183
Contract liabilities (1)	58	63
Employee withheld taxes, social security and vacation payments	47	64
Taxes payable	35	20
Accrued interest expense	21	21
Unfavorable drilling contracts	3	19
Other liabilities	12	13
Total other current liabilities	313	383
(1) Contract liabilities include $3 million and $7 million of deferred revenue associated with our related party, Sonadrill, as of December 31, 2025 and December 31, 2024, respectively.

Other non-current liabilities
As of December 31, 2025 and December 31, 2024, other non-current liabilities included the following:

(In $ millions)	December 31, 2025	December 31, 2024
Uncertain tax positions	22	55
Contract liabilities	36	48
Lease liabilities	18	8
Unfavorable drilling contracts	—	3
Other liabilities	12	2
Total other non-current liabilities	88	116
Unfavorable drilling contracts and management services contracts
The following table summarizes the movement in unfavorable drilling contracts and management services contracts for the years ended December 31, 2025, and December 31, 2024:

(In $ millions)	Net carrying amount
As of January 1, 2024	52
Amortization	(30)
As of December 31, 2024	22
Amortization	(19)
As of December 31, 2025	3
Upon emergence from Chapter 11 proceedings and the application of Fresh Start accounting in 2022, and in connection with the acquisition of Aquadrill in 2023, unfavorable drilling contracts and management service contracts intangible liabilities were recognized. The amortization is recognized in the Consolidated Statements of Operations as "Depreciation and amortization". The weighted average remaining amortization period for unfavorable contracts is six months. Unfavorable drilling contracts of $3 million are expected to be amortized during the year ending December 31, 2026.
Note 18 – Leases
Lessee arrangements
We have operating leases relating to our premises, for which we are the lessee. The most significant leases are for offices in Houston, USA, Liverpool, United Kingdom, Stavanger, Norway and Rio de Janeiro, Brazil.
Lessor arrangements
We also leased three benign environment jackup rigs, namely the West Castor, West Telesto, and West Tucana, to Gulfdrill, a joint venture, for a contract with Gulf Drilling International in Qatar. In June 2024, the Company sold these rigs, along with our 50% equity interest in the Gulfdrill joint venture.
On July 1, 2022, we commenced a lease for our 6th generation drillship, West Gemini, to our Sonadrill joint venture at a nominal charter rate. In May 2024, the charter rate was amended retroactively to January 1, 2024 to reflect the fair market value of the rig.
Undiscounted cashflows of operating leases
For operating leases where we are the lessee, our future undiscounted cash flows as of December 31, 2025, were as follows:

(In $ millions)	December 31, 2025
2026	3
2027	3
2028	5
2029	4
2030 and thereafter	20
Total	35

Reconciliation between undiscounted cashflows and operating lease liabilities
The following table gives a reconciliation between the undiscounted cash flows and the related operating lease liabilities recognized within "Other current liabilities" and "Other non-current liabilities" in our Consolidated Balance Sheets:

(In $ millions)	December 31, 2025	December 31, 2024
Total undiscounted cash flows	35	12
Less discount	(10)	(1)
Less accrued lease incentive	(5)	—
Operating lease liability	20	11
Of which:
Current	2	3
Non-current	18	8
Total	20	11
Other supplementary information

(In $ millions, unless otherwise noted)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease cost	3	3	4
Total lease cost	3	3	4

Other information:
Cash paid for lease liabilities- operating cash flows	3	3	4
Right-of-use assets obtained in exchange for lease liabilities	12	7	1
Weighted-average remaining lease term in months	100	50	47
Weighted-average discount rate	7%	6%	10%
Undiscounted cashflows under lessor arrangement
For our operating lease where we are the lessor, which represents charter revenue from the West Gemini, our estimated future undiscounted cashflows as of December 31, 2025, was as follows:

(In $ millions)
2026	33
Total	33
Refer to Note 21 – "Related party transactions" for details of the revenues recorded related to the West Gemini.
Note 19 – Common shares
Share capital as of December 31, 2025 and December 31, 2024 was as follows:

	Issued and fully paid share capital
	Shares	Par value each	$ thousands
As of January 1, 2024 (1)	74,048,962	$0.01	741
Shares repurchased and cancelled	(11,966,515)	$0.01	(120)
Vesting of restricted stock units	71,975	$0.01	1
As of December 31, 2024	62,154,422	$0.01	622
Vesting of restricted stock units (2)	219,749	$0.01	2
As of December 31, 2025 (2)	62,374,171	$0.01	624
(1) As of December 31, 2023 there were 74,048,962 total common shares issued, which included 343,619 common shares repurchased, pending cancellation. These shares were considered retired for accounting purposes.
(2) Excludes 67,629 common shares, vested as of December 31, 2025, pending approval before issuance.

Common share transactions for periods presented
Shares repurchased and cancelled
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
In aggregate, during the year ended December 31, 2024, the Company repurchased approximately 11.6 million common shares amounting to $527 million with a weighted average share price of $45.31. No common shares were repurchased during the year ended December 31, 2025.
Vesting of restricted stock units
During the year ended December 31, 2025, 219,749 common shares were issued relating to the vesting of restricted units under the Company's share based compensation plan (December 31, 2024: 71,975).
Refer to Note 20 – "Share based compensation" for further details.
Note 20 – Share based compensation
On August 6, 2022, the Board of Directors adopted the Seadrill Limited 2022 Management Incentive Plan, which was amended and restated on September 25, 2023 and approved by the shareholders at Seadrill's annual general meeting held on November 17, 2023 (the "Management Incentive Plan") and reserved 2,910,053 common shares of the Company for issuance thereunder. As of February 20, 2026, 2,330,410 Shares remain available for issuance with respect to awards that have been or may be granted from time to time under the Management Incentive Plan.
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

On April 25, 2025, the Company also granted 343,433 time-based restricted stock units ("LTIP 2025 TRSUs") and 431,708 performance-based restricted stock units ("LTIP 2025 PRSUs") to employees, 60% of which are subject to the achievement of a total shareholder return ("TSR") market condition and 40% of which are subject to the achievement of a performance condition based on free cash flow metrics ("FCF"). The time-based restricted stock units vest in three equal installments over a period of three years, and the performance-based restricted stock units cliff vest over an explicit service period of three years. For the LTIP 2025 TRSU and LTIP 2025 PRSU – FCF, the grant date fair value was $20.62. For the LTIP 2025 PRSU - TSR, the grant date fair value was $14.97.
On May 14, 2025, the Company granted 44,955 time-based restricted stock units ("Board LTIP 2025 TRSUs") to the Board of Directors, vesting over a period of one year. For the Board LTIP 2025 TRSU, the grant date fair value was $25.15.
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

	Expected volatility	Expected dividend yield	Risk-free interest rate
Year ended December 31, 2023
LTIP 2023 PSU	45.0%	—%	4.8%
MIP 2023 PRSU - TSR	45.0%	—%	4.8%
Year ended December 31, 2024
LTIP 2024 PRSU - TSR	45.0%	—%	4.8%
Year ended December 31, 2025
LTIP 2025 PRSU - TSR	51.0%	—%	3.7%
A summary of the time-based restricted stock units and performance-based restricted stock units granted and vested, is presented below:

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Awards subject to service or external market conditions
Weighted-average grant date/modification date fair value ($ per share)	18.67	55.15	38.74
Total fair value of share awards vested during the period (in $ millions) (1)	12	4	2
Awards subject to internal performance conditions
Weighted-average grant date/modification date fair value ($ per share)	20.62	49.81	41.83
Total fair value of share awards vested during the period (in $ millions)	4	—	—
(1) During 2023, 43,988 awards vested prior to the Modification Date and were cash-settled at the settlement date fair value.
The following table summarizes time-based share awards activity for the year ended December 31, 2025:

	Awards subject to service or external market conditions			Awards subject to internal performance conditions
	Shares	Weighted average grant date fair value (in $)	Weighted average remaining contractual term (in years)	Shares	Weighted average grant date fair value (in $)	Weighted average remaining contractual term (in years)
Non-vested restricted share units at January 1, 2025	857,350	44.86	1.31	224,840	44.96	1.51
Granted during the year	647,413	18.67	—	172,683	20.62	—
Vested during the year	(324,003)	39.57	—	(105,067)	41.83	—
Forfeited during the year	(22,476)	34.02	—	(3,766)	35.20	—
Change in units based on performance	(243,932)	44.07	—	(115,430)	33.25	—
Non-vested restricted share units at December 31, 2025	914,352	28.68	1.72	173,260	30.66	1.66

The Company accounts for forfeitures as they occur. Using the straight-line method of expensing the restricted stock grants, the weighted average estimated value of the Shares calculated at the Modification Date or grant date are recognized as compensation cost in the Consolidated Statements of Operations over the period (ranging from one to three years) to the vesting date.
A summary of share based compensation expense is presented below:

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Selling, general and administration expense	18	16	11
Vessel and rig operating expense	2	1	1
Income tax benefit	2	2	2
As of December 31, 2025, there was $18 million of total estimated unrecognized share based compensation expense, which will be recognized over a remaining weighted average period of 1.7 years.
Note 21 – Related party transactions
As of December 31, 2025, our major related party is the Sonadrill joint venture, over which we hold significant influence. Previously, our related parties included a 50% interest in the Gulfdrill joint venture, which was sold in June 2024, and a 35% interest in Paratus Energy Services Ltd ("PES"), including its wholly-owned subsidiary, SeaMex, which was sold in February 2023.
In the following sections, we provide an analysis of transactions with related parties and balances outstanding with related parties.
Related party revenue

(In $ millions)	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
Management fee revenues (a)	242	235	222
Add-on services	12	12	13
Reimbursable revenues (b)	30	13	18
Leasing revenues (c)	33	54	33
Other (d)	—	5	12
Total related party operating revenues	317	319	298
(a) Seadrill has provided management and administrative services to Sonadrill, SeaMex, and PES, and operational and technical support services to SeaMex and Sonadrill. These services were charged to our affiliates on a cost-plus mark-up or dayrate basis. Following the disposal of our remaining 35% equity interest in PES on February 24, 2023, PES and SeaMex are no longer related parties of Seadrill and any revenue subsequent to that date has been excluded from the above results. "Management fee revenues" and "Add-on services" are recognized within "Management contract revenues" in our Consolidated Statements of Operations.
(b) Reimbursable revenues primarily relate to Sonadrill project work on the Libongos, Quenguela, and West Gemini rigs.
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
Related party balances
As of December 31, 2025 and December 31, 2024, Sonadrill prepaid management fees to Seadrill of $3 million and $7 million, respectively. These balances were recorded in "Other current liabilities" within our Consolidated Balance Sheets.
Note 22 – Financial instruments and risk management
We are exposed to several market risks, including credit risk, foreign currency risk and interest rate risk. Our policy is to reduce our exposure to these risks, where possible, within boundaries deemed appropriate by our management team. This may include the use of derivative instruments.
Credit risk
We have financial assets, including cash and cash equivalents, trade receivables, and other receivables. These assets expose us to credit risk arising from possible default by the counterparty. Most of the counterparties are creditworthy financial institutions or large oil and gas companies. We do not expect any significant loss to result from non-performance by such counterparties. We do not typically demand collateral in the normal course of business. Credit risk is considered as part of our expected credit loss provision.

Concentration of risk
There is a concentration of credit risk with respect to cash and cash equivalents to the extent that most of the amounts are carried with Citibank, Deutsche Bank, JP Morgan and DNB. We consider these risks to be remote, but may utilize instruments such as money market deposits to manage concentration of risk with respect to cash and cash equivalents. We also have a concentration of risk with respect to customers, including affiliated companies. For details on the customers with greater than 10% of contract revenues, refer to Note 4 – "Segment information".
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
Interest rate risk
The majority of our debt portfolio is on a fixed interest rate. Please refer to Note 16 – "Debt" for further details.
Note 23 – Fair value measurements
Fair value of financial instruments measured at amortized cost
The carrying values and estimated fair values of certain of our financial instruments as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025		December 31, 2024
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$575 million secured bond (Level 1)	598	563	587	560
Unsecured senior convertible bond - debt component (Level 3)	56	50	56	50
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
Our cash and cash equivalents, restricted cash, accounts receivable, and accounts payable are by their nature short-term. As a result, the carrying values included in our Consolidated Balance Sheets approximate fair value.
Fair value of non-financial instruments
We review our long-lived assets for impairment whenever events or changes in circumstances indicate indicators of impairment exist. In these evaluations, we compare estimated undiscounted future net cash flows expected to be generated from the asset (or asset group), including eventual disposal. If the undiscounted future net cash flows are less than the carrying value of the asset (or asset group), we estimate the fair value of the asset (or asset group) to determine the impairment.
During the year ended December 31, 2025, indicators of impairment were present for the West Eclipse primarily related to a sustained lack of future utilization plans. We tested the recoverability of the drilling unit and determined the asset was impaired by $22 million. The remaining carrying amount of the drilling unit is not material.
Note 24– Commitments and contingencies
We recognize loss contingencies in the Consolidated Financial Statements where it is probable that an outflow of economic benefits will be required to settle an obligation and the amount is reasonably estimable. An adverse outcome in a matter described below could have an adverse effect on Seadrill's operating results, cash flows and financial position. Accruals for contingencies and uncertain tax positions related to matters described below, if any, are recorded in "Accrued expenses" within "Other current liabilities" and "Uncertain tax positions" within "Other non-current liabilities", respectively, in the Consolidated Balance Sheets.

Legal Proceedings
SFL Hercules Ltd.
On March 5, 2023, Seadrill was served with a claim from SFL Hercules Ltd., filed in the Oslo District Court in Norway, relating to our redelivery of the rig West Hercules to SFL Corporation Ltd. ("SFL") in December 2022. In February 2025, the Oslo District Court delivered a judgment in favor of SFL Hercules Ltd. ordering Seadrill to pay SFL approximately $37 million, plus interest and legal costs of approximately $11 million, based on foreign exchange rates at the time of the judgment. Seadrill intends to vigorously contest the judgment and filed an appeal in March 2025. The appeal proceedings are scheduled to commence on April 7, 2026. The ultimate amount due, if any, cannot be predicted at this time.
As is customary in Norway, Seadrill issued a guarantee in the amount of NOK574 million in August 2025 (approximately $57 million as of December 31, 2025) to the Norwegian Enforcement Authorities as security for the judgment. The issued guarantee consists of NOK403 million (approximately $40 million as of December 31, 2025) from our Revolving Credit Facility and NOK171 million (approximately $17 million as of December 31, 2025) from our Bilateral Facility.
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
On July 11, 2025, the High Court rendered judgment in favor of the Claimant. In October 2025, the High Court ruled on the first tranche of damages for the period prior to October 2024, including interest and legal fees. The parties are continuing to make submissions to the High Court on the issue of the quantum of damages to be paid for the second tranche of damages incurred subsequent to October 2024; however, Seadrill presently estimates that its aggregate liability following the High Court's judgment, including all interest and legal fees, is unlikely to exceed $61 million, subject to finalization of calculations relating to second tranche interest. Seadrill's request for permission for an appeal to the Court of Appeal was not granted. In October 2025, Seadrill paid the first tranche of damages of approximately $43 million.
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
Sete Brazil claim
In or around 2010, Petroleo Brasileiro S.A. ("Petrobras") initiated a project in Brazil to construct a fleet of 28 offshore drilling units to support Petrobras (the "Sete Brazil Project"). A Brazilian company ("Sete Brazil") was formed in Brazil as a vehicle for the Sete Brazil Project. The Sete Brazil Project was unable to obtain financing and none of the 28 offshore drilling units was ever constructed. Sete Brazil was eventually declared bankrupt by the Brazilian courts in December 2024 although that bankruptcy is presently suspended.

In January 2025, Seadrill Brazil received notices from Petrobras asserting "delay penalties" against Seadrill Brazil relating to three drillships to be constructed under the Sete Brazil Project and operated in Brazil by Seadrill Brazil under contracts awarded in 2012. The aggregate amount of the delay penalties claimed by Petrobras as of the date of receipt of the notices was approximately $213 million, with the potential for further delay penalties, which could be significant, to be assessed ratably over the remaining term of the drilling contracts for the three drillships. Petrobras indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for our five drillships (unrelated to the Sete Brazil Project) that are currently operating in Brazil, revenues related to which are included in our backlog as of December 31, 2025. No set-off right has been exercised to date. The contracts limit aggregate delay penalties to 10% of the total "estimated contract value", as defined in the contracts.

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
Petrobras and Seadrill have agreed to participate in voluntary mediation, and Petrobras has committed to not exercise any set-off rights pending the outcome of the mediation. Petrobras has indicated that the mediation could commence in the third quarter of 2026. We cannot predict when the mediation will be completed, or what the outcome may be. Dialogue between the parties is ongoing. We are evaluating our legal options, which may include, among other things, seeking injunctive relief, seeking remedies against Petrobras under Seadrill’s prior U.S. Chapter 11 bankruptcy proceedings, and asserting counterclaims for substantial damages against Petrobras in Brazilian courts. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position and pursue available remedies.
Because we do not believe that it is probable that a loss with respect to the claims alleged by Petrobras has been incurred, and we cannot reasonably estimate the amount of any such loss, were it to be incurred, we have not accrued any amounts in respect thereof in our financial statements.
Brazil tax assessments
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing dispute with Brazil’s tax authority relating to assessment of income tax, penalties, and interest for years 2009 and 2010 and is litigating the matter in Brazil’s courts. The trial court ruled in favor of Seadrill Brazil, but the Federal Regional Court reversed the lower court decision in September 2023 and upheld the tax authority’s assessment. In the first quarter of 2024, Seadrill Brazil filed an appeal in Brazil’s Superior Court of Justice, and we continue to vigorously defend our position. The ultimate timing and outcome of this litigation cannot be determined. At December 31, 2025, the assessed income tax, penalties, interest accruing on the asserted tax underpayment, and other amounts the courts potentially may award Brazil’s government, together, totaled approximately $78 million.
In connection with its judicial appeal against the tax authority’s assessment for years 2009 and 2010, Seadrill Brazil has entered into an agreement for an insurance bond of BRL435 million ($79 million as of December 31, 2025).

Additionally, Seadrill Brazil has brought administrative appeals against assessments of additional income tax, indirect taxes, penalties, and interest for years 2012, 2016, and 2017. The assessments for these subsequent years raise issues similar to those that are the subject of the disputed assessments for 2009 and 2010, but the 2012 assessment involves other factual and legal issues as well. The timing and outcome of these administrative appeals and of any subsequent judicial review cannot be determined. As of December 31, 2025, the assessed taxes, penalties, and interest for 2012, 2016, and 2017 totaled, in aggregate, approximately $84 million.
Other tax matters
Other tax audits and disputed assessments of income and other taxes, including applicable penalties and interest, remain outstanding as of December 31, 2025 and continue to be monitored and evaluated by the Company. These tax audit and assessment claims are attributable principally to Ghana, Mexico, Norway, and the United States. We continue to vigorously defend our tax positions and currently consider the ultimate resolution of tax audit and assessment claims will not have a material adverse effect on our financial position, operating results and cash flows.

We operate in various countries in the world. We recognize uncertain tax positions if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by relevant tax authorities, including resolution of related appeals or litigation processes, if any. While we believe we have the required support for the positions taken on our tax returns, we cannot predict with certainty as to the ultimate outcome of any existing or future assessments.
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
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previous managed rig arrangements with Sonadrill. As of December 31, 2025, we had not recognized any liabilities for these guarantees as we do not consider it probable that the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion, in the aggregate, across the three rigs operating in the joint venture on two active and two historic contracts.
Note 25 – Business combinations
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
In connection with this acquisition, the Company incurred $2 million, $24 million, and $24 million of acquisition and integration related expenses during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. These expenses are included in "Merger and integration related expenses" on the Consolidated Statements of Operations. In addition, the Company incurred $4 million of issuance costs which have been reflected against the fair value of the Shares as a reduction to Additional paid-in capital in the Consolidated Statements of Changes in Shareholders' Equity.
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
Purchase price allocation
The Merger was accounted for as a business combination under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with Seadrill being treated as the accounting acquirer. Under this method, the purchase consideration in the Merger reflects (i) the Shares issued in connection with the Merger, (ii) tax withholding liability, and (iii) cash consideration, as described above. The issued Shares were recorded at $41.62 per share, the fair value on the Closing Date. Concurrently, the assets acquired and liabilities assumed were recorded on Seadrill’s Consolidated Balance Sheets at their respective fair values. During the first quarter of 2024, we completed the analysis to assign fair value to all tangible and intangible assets acquired and liabilities assumed. We estimated the fair value of the net assets and liabilities acquired to be equal to the purchase price, and therefore, no goodwill or bargain purchase gain was recognized in the financial statements.
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

The table below summarizes the total consideration transferred at the Closing Date:

(In $ millions, except share data and ratios)	Aquadrill Shares	Final Exchange Ratio (4)	As of Acquisition
Aquadrill outstanding shares as of April 3, 2023	20,000,000	1.41	28,258,965
Aquadrill restricted stock units	122,104	1.41	172,527
Aquadrill phantom award units	105,700	1.41	149,349
Aquadrill phantom appreciation rights	570,000	0.70	399,576
Total Aquadrill shares converted to Seadrill shares	20,797,804		28,980,416
Company Sale Bonus (1)			1,664,743
Total Seadrill shares eligible for purchase of Aquadrill			30,645,159
Less: Tax withholding in lieu of common shares (2)			(744,150)
Less: Seadrill shares settled in cash (3)			(34,505)
Seadrill shares issued for purchase of Aquadrill			29,866,505
Seadrill share price at April 3, 2023 market close			41.62
Consideration issued in Seadrill shares			1,243
Consideration settled by tax withholding (2)			30
Consideration settled in cash (3)			1
Total consideration transferred			1,274
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

(In $ millions)	Year ended December 31, 2023
Operating revenue	383
Net income	145
Pro forma financial information
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

(In $ millions, except per share data)	Year ended December 31, 2023
Operating revenue	1,580
Net income	262
Basic EPS	3.34
Diluted EPS	3.29
Seadrill and Aquadrill incurred total acquisition related expenses of $11 million and $5 million, respectively, of which $8 million and $3 million, respectively, were incurred during the year ended December 31, 2023. Seadrill's acquisition related expenses are included in "Merger and integration related expenses" on the Consolidated Statements of Operations.
On July 28, 2023, the Company completed the sale of the tender-assist units. The table below summarizes the results of operations related to the tender-assist units included in the pro forma results of operations:

(in $ millions)	Year ended December 31, 2023
Tender-assist units
Operating revenue	13
Net loss	(8)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Exchange Act as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See Part II, Item 8, "Financial Statements and Supplementary Data" for Management's Report on Internal Control over Financial Reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item, to the extent not set forth in Part I, Item 1, “Business – Information About Our Executive Officers”, is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2025.
Item 11. Executive Compensation
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2025.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2026 Annual Meeting of Shareholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of December 31, 2025.
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
4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as Amended (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

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

4.6
Second Supplemental Indenture, dated as of September 20, 2023, by and among Seadrill Finance Limited, as issuer, Seadrill Servico de Petroleo Ltda., and GLAS Trust Company LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.6 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

4.7
Third Supplemental Indenture, dated as of October 15, 2024, by and among Seadrill Finance Limited, as issuer, Seadrill Mobile Units (Nigeria) Limited, and GLAS Trust Company LLC, as trustee and collateral trustee. (incorporated by reference to Exhibit 4.1 to Seadrill Limited’s Report on Form 6-K furnished to the SEC on November 13, 2024).

4.8
Fourth Supplemental Indenture, dated as of December 12, 2024, by and among Seadrill Finance Limited, as issuer, Seadrill T-16 Ltd., and GLAS Trust Company LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.8 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

4.9
Fifth Supplemental Indenture, dated as of December 12, 2024, by and among Seadrill Finance Limited, as issuer, Seadrill Switzerland GmbH, Seadrill Rig Holdco Kft., Seadrill Hungary Kft., and GLAS Trust Company LLC, as trustee and collateral trustee (incorporated by reference to Exhibit 4.9 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

4.10*	Sixth Supplemental Indenture, dated as of December 23, 2025, by and among Seadrill Finance Limited, as issuer, Seadrill Aquarius Ltd., and GLAS Trust Company LLC, as trustee and collateral trustee.
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
10.7+
2023 Form of TRSU Award Agreement (Non-Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.9 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.8+
2023 Form of PRSU Award Agreement (Non-Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.9+
2023 Form of PRSU Award Agreement (Executive Officers) under the Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.12 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.10+
2024 Form of TRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.11+
2024 Form of PRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.14 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.12+	2025 Short Term Incentive Plan Summary (incorporated by reference to Exhibit 10.1 to Seadrill Limited’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2025).
10.13+
Form of PRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to Seadrill Limited’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

10.14+
Form of TRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to Seadrill Limited’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

10.15+
Form of TRSU Award Agreement (Director) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to Seadrill Limited’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

10.16+
Form of TRSU Award Agreement (Director Deferred) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to Seadrill Limited’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

10.17+^
Employment Agreement, dated as of November 21, 2023, by and among Seadrill Americas, Inc., Seadrill Management Limited, and Simon Johnson (incorporated by reference to Exhibit 10.17 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.18+^
Employment Agreement, dated as of November 21, 2023, by and among Seadrill Americas, Inc., Seadrill Management Limited, and Grant Creed (incorporated by reference to Exhibit 10.18 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.19+^
Employment Agreement, dated as of November 21, 2023, by and between Seadrill Americas, Inc. and Samir Ali (incorporated by reference to Exhibit 10.19 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.20+^
Employment Agreement, dated as of November 21, 2023, by and among Seadrill Americas, Inc., Seadrill Management Limited, and Torsten Sauer-Petersen (incorporated by reference to Exhibit 10.20 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.21+^
Employment Agreement, dated as of November 21, 2023, by and between Seadrill Americas, Inc. and Todd Strickler (incorporated by reference to Exhibit 10.21 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.22+^
Employment Agreement, dated as of December 14, 2023, by and between Seadrill Americas, Inc. and Marcel Wieggers (incorporated by reference to Exhibit 10.22 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.23+
Amendment No. 1 to Employment Agreement, dated as of September 30, 2024, by and between Seadrill Americas, Inc. and Simon Johnson (incorporated by reference to Exhibit 10.23 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.24+
Amendment No. 1 to Employment Agreement, dated as of October 8, 2024, by and between Seadrill Americas, Inc. and Grant Creed (incorporated by reference to Exhibit 10.24 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.25+
Amendment No. 1 to Employment Agreement, dated as of October 2, 2024, by and between Seadrill Americas, Inc. and Samir Ali (incorporated by reference to Exhibit 10.25 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.26+
Amendment No. 1 to Employment Agreement, dated as of September 30, 2024, by and between Seadrill Americas, Inc. and Torsten Sauer-Petersen (incorporated by reference to Exhibit 10.26 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.27+
Amendment No. 1 to Employment Agreement, dated as of September 30, 2024, by and between Seadrill Americas, Inc. and Todd Strickler (incorporated by reference to Exhibit 10.27 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.28+
Amendment No. 1 to Employment Agreement, dated as of October 1, 2024, by and between Seadrill Americas, Inc. and Marcel Wieggers (incorporated by reference to Exhibit 10.28 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.29+
Form of Deed of Indemnity, by and between Seadrill Limited and its directors (incorporated by reference to Exhibit 10.29 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.30+
Form of Deed of Indemnity (Employee), by and between Seadrill Limited and certain of its executive officers (incorporated by reference to Exhibit 10.30 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

10.31+
Form of Deed of Indemnity (Senior Employee), by and between Seadrill Limited and certain of its executive officers (incorporated by reference to Exhibit 10.31 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).

16.1
Letter to the Securities and Exchange Commission from PwC UK, dated March 5, 2025 (incorporated by reference to Exhibit 16.1 to Seadrill Limited’s Current Report on Form 8-K filed with the SEC on March 5, 2025).

19.1	Insider trading policy (incorporated by reference to Exhibit 19.1 to Seadrill Limited’s Annual Report on Form 10-K filed with the SEC on February 27, 2025).
21.1*	List of subsidiaries of Seadrill Limited.
23.1*	Consent of PricewaterhouseCoopers LLP (United States), independent registered public accounting firm (Seadrill Limited).
23.2*	Consent of PricewaterhouseCoopers LLP (Watford, United Kingdom), independent registered public accounting firm (Seadrill Limited).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Seadrill Limited Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Seadrill Limited’s Report on Form 20-F filed with the SEC on March 27, 2024).
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Schema Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase
104 *	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.
‡	Certain portions of this Exhibit have been redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.
^	Certain personally identifiable information contained in this Exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2026.
Seadrill Limited
(Registrant)

By:	/s/ Simon Johnson
Name:	Simon Johnson
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Simon Johnson	President and Chief Executive Officer	February 26, 2026
Simon Johnson	(principal executive officer)

/s/ Grant Creed	Executive Vice President and Chief Financial Officer	February 26, 2026
Grant Creed	(principal financial officer, principal accounting officer)

/s/ Julie Johnson Robertson	Chairman of the Board	February 26, 2026
Julie Johnson Robertson

/s/ Mark A. McCollum	Director	February 26, 2026
Mark A. McCollum

/s/ Jean Cahuzac	Director	February 26, 2026
Jean Cahuzac

/s/ Jan B. Kjærvik	Director	February 26, 2026
Jan B. Kjærvik

/s/ Andrew Schultz	Director	February 26, 2026
Andrew Schultz

/s/ Paul Smith	Director	February 26, 2026
Paul Smith

/s/ Ana Zambelli	Director	February 26, 2026
Ana Zambelli

/s/ Harry Quarls	Director	February 26, 2026
Harry Quarls

/s/ Jonathan Swinney	Director	February 26, 2026
Jonathan Swinney