Form 10-Q
period 2026-03-31
Seadrill Ltd
filed 2026-05-11
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __

Commission file number: 001-39327

SEADRILL LIMITED
(Exact name of Registrant as specified in its charter)

Bermuda	98-1834031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4425 Westway Park Blvd., Suite 170, Houston, Texas, United States of America	77041
(Address of principal executive offices)	(Zip Code)

+1	(713)	329-1150
(Registrant's telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Shares, par value $0.01 per share	SDRL	New York Stock Exchange

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

As of May 6, 2026, 62,530,508 common shares of the registrant were outstanding.

SEADRILL LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, those regarding the Company's outlook, plans, strategies, business prospects, financial performance, operations, litigation, rig activity and changes and trends in its business and the markets in which it operates, are forward-looking statements. These forward-looking statements can often, but not necessarily, be identified by the use of forward-looking terminology, including the terms "assumes", "projects", "forecasts", "estimates", "expects", "anticipates", "believes", "plans", "intends", "may", "might", "will", "would", "can", "could", "should" or, in each case, their negative, or other variations or comparable terminology. These statements are based on management's current plans, expectations, assumptions and beliefs concerning future events impacting the Company and therefore involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: those described under Part I, Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States ("U.S.") Securities and Exchange Commission (the "SEC") on February 26, 2026 (the "2025 10-K"), offshore drilling market conditions including supply and demand, dayrates, customer drilling programs and effects of new or reactivated rigs on the market, contract awards and rig mobilizations, contract backlog, dry-docking and other costs of maintenance, special periodic surveys, upgrades and regulatory work for the drilling units in the Company's fleet, the performance of the drilling units in the Company's fleet, delay in payment or disputes with customers, the Company's ability to successfully employ its drilling units, procure or have access to financing, ability to comply with loan covenants, fluctuations in the international price of oil, international financial market conditions, U.S. trade policy and tariffs and worldwide reactions thereto, inflation, changes in governmental regulations that affect the Company or the operations of the Company's fleet, increased competition in the offshore drilling industry, the review of competition authorities, the impact of global economic conditions and global health threats, pandemics and epidemics, our ability to maintain relationships with suppliers, customers, employees and other third parties, our ability to maintain adequate financing to support our business plans, our ability to successfully complete and realize the intended benefits of any mergers, acquisitions and divestitures, and the impact of other strategic transactions, our liquidity and the adequacy of cash flows to satisfy our obligations, future activity under and in respect of the Company's share repurchase program, our ability to satisfy (or timely cure any noncompliance with) the continued listing requirements of the New York Stock Exchange, the cancellation of drilling contracts currently included in reported contract backlog, losses on impairment of long-lived fixed assets, shipyard, construction and other delays, the results of meetings of our shareholders, political and other uncertainties, including those related to the conflicts in Ukraine and the Middle East (including the current conflict in Iran), and any related sanctions, the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, including any litigation related to acquisitions or dispositions, the concentration of our revenues in certain geographical jurisdictions, limitations on insurance coverage, our ability to attract and retain skilled personnel on commercially reasonable terms, the level of expected capital expenditures, our expected financing of such capital expenditures and the timing and cost of completion of capital projects, fluctuations in interest rates or exchange rates and currency devaluations relating to foreign or U.S. monetary policy, tax matters, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues, legal and regulatory matters in the jurisdictions in which we operate, customs and environmental matters, the potential impacts on our business resulting from decarbonization and emissions legislation and regulations, the impact on our business from climate change generally, the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems, including our rig operating systems, and other important factors described from time to time in the reports filed or furnished by us with the SEC. The foregoing risks and uncertainties are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. In many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or to any person(s) acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward-looking statement is based, except as required by securities laws.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In $ millions, except per share data)	2026	2025
Operating revenues
Contract revenues	277	248
Reimbursable revenues (1)	10	15
Management contract revenues (1)	63	61
Leasing revenues (1)	8	8
Other revenues	—	3
Total operating revenues	358	335
Operating expenses
Vessel and rig operating expenses	(181)	(179)
Reimbursable expenses	(10)	(15)
Depreciation and amortization	(71)	(55)
Management contract expenses	(46)	(45)
Selling, general and administrative expenses	(25)	(23)
Merger and integration related expenses	(1)	—
Total operating expenses	(334)	(317)
Operating profit	24	18
Financial and other non-operating items
Interest income	2	4
Interest expense	(15)	(15)
Equity in earnings of equity method investment (net of tax)	4	8
Other financial and non-operating items	1	(14)
Total financial and other non-operating items, net	(8)	(17)
Profit before income taxes	16	1
Income tax expense	(23)	(15)
Net loss	(7)	(14)
Basic LPS ($)	(0.11)	(0.23)
Diluted LPS ($)	(0.11)	(0.23)
(1) Includes revenue from related parties of $75 million and $79 million, for the three months ended March 31, 2026 and March 31, 2025, respectively. Refer to Note 10 - "Related party transactions" for further details.

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In $ millions, except share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	304	339
Restricted cash	25	26
Accounts receivables, net	214	162
Amounts due from related parties, net	7	—
Other current assets	261	231
Total current assets	811	758
Non-current assets
Equity method investment	62	58
Drilling units, net of accumulated depreciation of 754 as of March 31, 2026 (December 31, 2025: 682)	2,950	2,969
Deferred tax assets	29	44
Equipment	15	8
Other non-current assets	125	110
Total non-current assets	3,181	3,189
Total assets	3,992	3,947
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	80	61
Other current liabilities	337	313
Total current liabilities	417	374
Non-current liabilities
Long-term debt	614	613
Deferred tax liabilities	16	14
Other non-current liabilities	94	88
Total non-current liabilities	724	715
Commitments and contingencies (see Note 13)
Shareholders' equity
Common shares of par value $0.01 per share: 375,000,000 shares authorized as of March 31, 2026 (December 31, 2025: 375,000,000) and 62,449,447 issued as of March 31, 2026 (December 31, 2025: 62,374,171)	1	1
Additional paid-in capital	1,986	1,986
Accumulated other comprehensive income	1	1
Retained earnings	863	870
Total shareholders' equity	2,851	2,858
Total liabilities and shareholders' equity	3,992	3,947

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In $ millions)	2026	2025
Cash flows from operating activities
Net loss	(7)	(14)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71	55
Equity in earnings of equity method investment (net of tax)	(4)	(8)
Deferred tax expense	17	3
Unrealized gain on foreign exchange	—	(1)
Amortization of bond issuance costs	1	1
Share based compensation expense	1	4
Other	—	12
Other cash movements in operating activities
Additions to long-term maintenance	(38)	(54)
Changes in operating assets and liabilities
Accounts receivable, net	(52)	42
Trade accounts payable	11	(35)
Prepaid expenses	2	(2)
Deferred revenue	(10)	(9)
Deferred contract costs	(35)	6
Related party receivables	(7)	—
Other assets	(12)	(2)
Other liabilities	40	(25)
Net cash used in operating activities	(22)	(27)
Cash flows from investing activities
Additions to drilling units and equipment	(13)	(45)
Other	—	(4)
Net cash used in investing activities	(13)	(49)
Cash flows from financing activities
Taxes withheld on employee stock transactions	(1)	—
Net cash used in financing activities	(1)	—
Effect of exchange rate changes on cash	—	1
Net decrease in cash and cash equivalents, including restricted cash	(36)	(75)
Cash and cash equivalents, including restricted cash, at beginning of the period	365	505
Cash and cash equivalents, including restricted cash, at the end of period	329	430

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2026	1	1,986	1	870	2,858
Share based compensation	—	1	—	—	1
Shares withheld for taxes on equity transactions	—	(1)	—	—	(1)
Net loss	—	—	—	(7)	(7)
Balance as of March 31, 2026	1	1,986	1	863	2,851

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2025	1	1,969	1	947	2,918
Share based compensation	—	4	—	—	4
Net loss	—	—	—	(14)	(14)
Balance as of March 31, 2025	1	1,973	1	933	2,908

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
Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years, or any future period. The accompanying unaudited Condensed Consolidated Financial Statements and related notes should be read in conjunction with our 2025 10-K.
Significant accounting policies
Refer to Note 2 - "Accounting policies" of our Consolidated Financial Statements from our 2025 10-K for additional information related to our significant accounting policies.
Note 2 - Revenue from contracts with customers
The following table provides information about receivables and contract liabilities from our contracts with customers, as of the dates presented:

(In $ millions)	March 31, 2026	December 31, 2025
Accounts receivable, net	214	162
Current contract liabilities (classified within other current liabilities)	(70)	(58)
Non-current contract liabilities (classified within other non-current liabilities)	(43)	(36)
Changes in the contract liabilities balances during the three months ended March 31, 2026 are as follows:

(In $ millions)	Contract Liabilities
Contract liabilities as of January 1, 2026	(94)
Amortization of revenue included in the January 1, 2026 contract liability balance	19
Additional contract liabilities recognized, excluding amounts recognized as revenue	(38)
Contract liabilities as of March 31, 2026	(113)
Revenues are attributed to geographical locations based on the country of operations for drilling activities, i.e., the country where the revenues are generated. The following table presents our revenues by geographic area:

	Three months ended March 31,
(In $ millions)	2026	2025
Brazil	146	121
United States	103	81
Angola	77	81
Norway	32	23
Other (1)	—	29
Total operating revenues	358	335
(1) "Other" represents countries in which we operate that individually had revenues representing less than 10% of total operating revenues earned for any of the periods presented.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We had the following customers with revenues greater than 10% of total operating revenues in any of the periods presented:

	Three months ended March 31,
	2026	2025
Petrobras	34%	29%
Sonadrill	21%	24%
LLOG	12%	6%
Talos	5%	13%
Other	28%	28%
Note 3 – Taxation
For the three months ended March 31, 2026, income tax expense was $23 million, compared to income tax expense of $15 million for the three months ended March 31, 2025.
The increase in tax expense for the three months ended March 31, 2026, relative to the three months ended March 31, 2025, primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions and lower utilization of tax loss carryforwards.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes many tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and provisions allowing accelerated tax deduction for qualified property. The legislation does not have a material impact to our unaudited Condensed Consolidated Financial Statements.
Note 4 – Loss per share
The computation of basic loss per share ("LPS") is based on the weighted average number of common shares of the Company, par value $0.01 per share (the "Shares"), outstanding during the period. Diluted LPS includes the effect of the assumed conversion of potentially dilutive instruments related to the effect of the unsecured senior convertible bond and share based compensation. Refer to Note 9 – "Debt" for further details on the unsecured senior convertible bond.
The components of the numerator for the calculation of basic and diluted LPS were as follows:

	Three months ended March 31,
(In $ millions)	2026	2025
Net loss available to stockholders	(7)	(14)
Effect of dilution (interest on unsecured senior convertible bond)	1	1
Diluted loss available to stockholders	(6)	(13)
The components of the denominator for the calculation of basic and diluted LPS were as follows:

	Three months ended March 31,
(In millions)	2026	2025
Basic loss per share:
Weighted average number of common shares outstanding	62	62
Diluted loss per share:
Effect of dilution	3	3
Weighted average number of common shares outstanding adjusted for the effects of dilution	65	65
The basic and diluted LPS were as follows:

	Three months ended March 31,
(In $)	2026	2025
Basic loss per share	(0.11)	(0.23)
Diluted loss per share (1)	(0.11)	(0.23)
(1) For the three months ended March 31, 2026 and March 31, 2025, the effect of including all potentially dilutive instruments in the calculation resulted in decreased loss per share, which is anti-dilutive. As a result, the basic and diluted loss per share are equal.
Note 5 – Restricted cash
Restricted cash as of March 31, 2026 and December 31, 2025 was as follows:

(In $ millions)	March 31, 2026	December 31, 2025
Cash held in escrow	23	23
Other	2	3
Total restricted cash	25	26

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Other current assets
As of March 31, 2026 and December 31, 2025, other current assets included the following:

(In $ millions)	March 31, 2026	December 31, 2025
Prepaid expenses	58	61
Deferred contract costs	100	80
Taxes receivable	54	52
Other	49	38
Total other current assets	261	231
Note 7 – Equity method investment
As of March 31, 2026 and December 31, 2025, the carrying value of our equity method investment was as follows:

(In $ millions)	March 31, 2026	December 31, 2025
Sonadrill	62	58
Total equity method investment	62	58
Note 8 - Other current and non-current liabilities
Other current liabilities
As of March 31, 2026 and December 31, 2025, other current liabilities included the following:

(In $ millions)	March 31, 2026	December 31, 2025
Accrued expenses	169	137
Contract liabilities	70	58
Employee withheld taxes, social security and vacation payments	38	47
Taxes payable	39	35
Accrued interest expense	9	21
Unfavorable drilling contracts	2	3
Other liabilities	10	12
Total other current liabilities	337	313
The amortization of unfavorable drilling contracts is recognized in the unaudited Condensed Consolidated Statements of Operations as "Depreciation and amortization". The weighted average remaining amortization for unfavorable contracts is three months.
Other non-current liabilities
As of March 31, 2026 and December 31, 2025, other non-current liabilities included the following:

(In $ millions)	March 31, 2026	December 31, 2025
Uncertain tax positions	22	22
Contract liabilities	43	36
Lease liabilities	17	18
Other liabilities	12	12
Total other non-current liabilities	94	88

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Debt
The table below sets out our debt agreements as of March 31, 2026 and December 31, 2025:

(In $ millions)	March 31, 2026	December 31, 2025
Secured debt:
$575 million secured bond	575	575
Total secured debt	575	575
Unsecured bond:
Unsecured senior convertible bond	50	50
Total unsecured bond	50	50
Total principal debt	625	625
Debt premium:
Premium on bond issuance	1	1
Total debt premium	1	1
Less: bond issuance costs	(12)	(13)
Total debt	614	613
$575 million secured bond
In July 2023, Seadrill Finance Limited ("Seadrill Finance") issued $500 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 in an offering conducted pursuant to Rule 144A and Regulation S under the Securities Act. In August 2023, Seadrill Finance issued an additional $75 million in aggregate principal amount of 8.375% Senior Secured Second Lien Notes due 2030 (the "Incremental Notes"), maturing on August 1, 2030 (together the "Notes"). The Incremental Notes were issued at 100.75% of par.

Revolving credit facility
On July 27, 2023, Seadrill, along with its subsidiary, Seadrill Finance, entered into a Senior Secured Revolving Credit Agreement (as amended, the "Credit Agreement"), which established a Senior Secured Revolving Credit Facility (the "Revolving Credit Facility"). The commitments under the Revolving Credit Facility, which carries a five-year term, became available for drawdown on July 27, 2023. The Revolving Credit Facility permits borrowings of up to $225 million in revolving credit for working capital and other corporate purposes and includes an "accordion feature" allowing Seadrill to increase this limit by up to an additional $100 million, subject to agreement from the lenders. As of March 31, 2026, it also included a provision for issuing letters of credit up to $50 million. On April 3, 2026, the Company amended the Credit Agreement to increase the letter of credit sub-limit from $50 million to $100 million.
The Revolving Credit Facility incurs interest at a rate equal to a specified margin plus, at Seadrill Finance’s option, either: (i) the Term Secured Overnight Financing Rate ("SOFR") Rate (as defined in the Credit Agreement) plus 0.10%; or (ii) the Daily Simple SOFR (as defined in the Credit Agreement) plus 0.10%. For both the Term SOFR Rate loans and Daily Simple SOFR loans, the applicable margin was 2.75% per annum as of March 31, 2026, and may vary based on Seadrill’s Credit Ratings (as defined in the Credit Agreement), from 2.50% to 3.50% per annum. A commitment fee is incurred under the Revolving Credit Facility on undrawn amounts, at a rate of 0.5% per annum to and including July 27, 2026, 0.75% per annum from and including July 28, 2026 to and including July 27, 2027, and 1.00% per annum thereafter. This facility has not been drawn to date.
During the third quarter of 2025, the Company issued a NOK403 million guarantee ($41 million as of March 31, 2026) under the Revolving Credit Facility related to the SFL Hercules Ltd. claim. As of March 31, 2026, outstanding letters of credit and bank guarantees under the Revolving Credit Facility totaled approximately $47 million, which reduced the Company’s available capacity under the Revolving Credit Facility to $178 million.
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

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Related party transactions
As of March 31, 2026, our major related party is the Sonadrill joint venture, over which we hold significant influence.
Related party revenues
Our related party revenues include the following:

	Three months ended March 31,
(In $ millions)	2026	2025
Management fees revenues (a)	60	58
Add-on services	3	3
Reimbursable revenues (b)	4	10
Leasing revenues (c)	8	8
Total related party operating revenues	75	79
(a) Seadrill provides management and administrative services and operational and technical support services to Sonadrill. These services are charged on a dayrate basis.
(b) Reimbursable revenues primarily relate to Sonadrill project work on the Libongos, Quenguela and West Gemini rigs.
(c) We earned leasing revenues on the charter of the West Gemini to Sonadrill.
Related party balances
As of March 31, 2026, Seadrill's related party receivable balance due from Sonadrill was $7 million, recorded in "Amounts due from related parties, net" within our unaudited Condensed Consolidated Balance Sheet as of March 31, 2026.
As of December 31, 2025, Sonadrill prepaid management fees of $3 million to Seadrill, which was recorded in "Other current liabilities" within our unaudited Condensed Consolidated Balance Sheet as of December 31, 2025.
Note 11 – Fair value of financial instruments
The carrying values and estimated fair values of certain of our financial instruments as of the dates specified were as follows:

	March 31, 2026		December 31, 2025
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$575 million secured bond (Level 1)	595	564	598	563
Unsecured senior convertible bond - debt component (Level 3)	55	50	56	50
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
Our cash and cash equivalents, restricted cash, accounts receivable, related party receivables and accounts payable are by their nature short-term. As a result, the carrying values included in our unaudited Condensed Consolidated Balance Sheets approximate fair value.
Note 12 – Common shares
Share capital as of March 31, 2026 and December 31, 2025 was as follows:

	Issued and fully paid share capital
	Shares	Par value per share ($)	$ thousands
As of December 31, 2025	62,374,171	0.01	624
Vesting of restricted stock units	75,276	0.01	—
As of March 31, 2026	62,449,447	0.01	624

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Legal Proceedings
SFL Hercules Ltd.
In March 2023, Seadrill was served with a claim from SFL Hercules Ltd., filed in the Oslo District Court in Norway, relating to our redelivery of the rig West Hercules to SFL Corporation Ltd. ("SFL") in December 2022. In February 2025, the Oslo District Court delivered a judgment in favor of SFL Hercules Ltd. ordering Seadrill to pay SFL approximately $37 million, plus interest and legal costs of approximately $11 million, based on foreign exchange rates at the time of the judgment. Seadrill intends to vigorously contest the judgment and filed an appeal in March 2025. The appeal proceedings commenced in April 2026, and we expect the court to issue judgment in the second half of 2026. The ultimate amount due, if any, cannot be predicted at this time.
As is customary in Norway, Seadrill issued a guarantee in the amount of NOK574 million in August 2025 (approximately $59 million as of March 31, 2026) to the Norwegian Enforcement Authorities as security for the judgment. The issued guarantee consists of NOK403 million (approximately $41 million as of March 31, 2026) from our Revolving Credit Facility and NOK171 million (approximately $18 million as of March 31, 2026) from our Bilateral Facility (as defined herein).
Sonadrill fees claim
In March 2023, Seadrill was served with a claim from an individual (the "Claimant") filed in the High Court of Justice, Business and Property Courts of England and Wales, King's Bench Division, Commercial Court (the "High Court"). The Claimant alleged breach of contract and unjust enrichment damages of approximately $72 million related to an alleged failure by the Company to pay the Claimant a fee for services in arranging the Sonadrill joint venture dating back to 2018. The case concluded in March 2025.
In July 2025, the High Court rendered judgment in favor of the Claimant. In October 2025, the High Court ruled on the first tranche of damages for the period prior to October 2024, including interest and legal fees, and Seadrill paid the first tranche of damages of $43 million. The parties are continuing to make submissions to the High Court on the issue of the quantum of damages to be paid for the second tranche of damages incurred subsequent to October 2024; however, Seadrill presently estimates that its aggregate liability following the High Court's judgment, including all interest and legal fees, is unlikely to exceed $61 million, subject to finalization of calculations relating to second tranche interest. Seadrill's request for permission for an appeal to the Court of Appeal was not granted.
Nigerian Cabotage Act litigation
In November 2015, the Nigerian Maritime Administration and Safety Agency ("NMASA") issued a detention in respect of the rig West Capella for failure to comply with requirements of the Coastal and Inland Shipping (Cabotage) Act 2003 (the "Cabotage Act"), specifically, failure to pay a Cabotage fee of 2% on contract revenue. While the named party is Seadrill Mobile Units Nigeria Ltd (previously an Aquadrill entity, acquired by Seadrill upon the merger of Seadrill and Aquadrill) ("SMUNL"), the matter relates to three rigs: the West Capella, West Saturn and West Jupiter. SMUNL commenced proceedings in May 2016 against the Honourable Minister for Transportation, the Attorney General of the Federation and NMASA with respect to interpretation of the Cabotage Act. In June 2019, the Federal High Court of Nigeria delivered a judgment (1) finding that: (a) Drilling operations fall within the definition of "Coastal Trade" or "Cabotage" under the Cabotage Act and (b) Drilling Rigs fall within the definition of "Vessels" under the Cabotage Act, and (2) directing SMUNL to deduct 2%, or approximately $69 million, of their contract value and remit the same to NMASA. In June 2019, the Court of Appeals sitting in Lagos ("COA") issued a conflicting judgment in Transocean Support Services Nigeria & Ors v NIMASA & Anor, finding drilling units cannot be deemed vessels under the Cabotage Act pending appeal. SMUNL filed an appeal to the COA in July 2019, and applied to the Federal High Court for an injunction pending appeal to prevent enforcement. Due to the volume of cases currently being handled by the COA, the Registry of the COA is yet to schedule the hearing date for the appeal. Although we intend to strongly pursue this appeal, we cannot predict the outcome of this case.
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
In January 2025, Seadrill Brazil received notices from Petrobras asserting "delay penalties" against Seadrill Brazil relating to three drillships to be constructed under the Sete Brazil Project and operated in Brazil by Seadrill Brazil under contracts awarded in 2012. The aggregate amount of the delay penalties claimed by Petrobras as of the date of receipt of the notices was approximately $213 million, with the potential for further delay penalties, which could be significant, to be assessed ratably over the remaining term of the drilling contracts for the three drillships. Petrobras indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for our five drillships (unrelated to the Sete Brazil Project) that are currently operating in Brazil, revenues related to which are included in our backlog as of March 31, 2026. No set-off right has been exercised to date. The contracts limit aggregate delay penalties to 10% of the total "estimated contract value", as defined in the contracts.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Petrobras and Seadrill have agreed to participate in voluntary mediation, and Petrobras has committed to not exercise any set-off rights pending the outcome of the mediation. Petrobras has indicated that the mediation could commence in the third quarter of 2026, but there could be further delays. We cannot predict when the mediation will be completed, or what the outcome may be. Dialogue between the parties is ongoing. We are evaluating our legal options, which may include, among other things, seeking injunctive relief, seeking remedies against Petrobras under Seadrill’s prior U.S. Chapter 11 bankruptcy proceedings, and asserting counterclaims for substantial damages against Petrobras in Brazilian courts. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position and pursue available remedies.
Because we do not believe that it is probable that a loss with respect to the claims alleged by Petrobras has been incurred, and we cannot reasonably estimate the amount of any such loss, were it to be incurred, we have not accrued any amounts in respect thereof in our financial statements.
Brazil tax audit
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing dispute with Brazil’s tax authority relating to assessment of income tax, penalties, and interest for years 2009 and 2010 and is litigating the matter in Brazil’s courts. The trial court ruled in favor of Seadrill Brazil, but the Federal Regional Court reversed the lower court decision in September 2023 and upheld the tax authority’s assessment. In the first quarter of 2024, Seadrill Brazil filed an appeal in Brazil’s Superior Court of Justice, and we continue to vigorously defend our position. The ultimate timing and outcome of this litigation cannot be determined. As of March 31, 2026, the assessed income tax, penalties, interest accruing on the asserted tax underpayment, and other amounts the courts potentially may award Brazil’s government, together, totaled approximately $83 million.
In connection with its judicial appeal against the tax authority’s assessment for years 2009 and 2010, Seadrill Brazil has entered into an agreement for an insurance bond of BRL435 million ($83 million as of March 31, 2026).
Additionally, Seadrill Brazil has brought administrative appeals against assessments of additional income tax, indirect taxes, penalties, and interest for years 2012, 2016, and 2017. The assessments for these subsequent years raise issues similar to those that are the subject of the disputed assessments for 2009 and 2010, but the 2012 assessment involves other factual and legal issues as well. The timing and outcome of these administrative appeals and of any subsequent judicial review cannot be determined. As of March 31, 2026, the assessed taxes, penalties, and interest for 2012, 2016, and 2017 totaled, in aggregate, approximately $89 million.
Other matters
Other tax audits and disputed assessments of income and other taxes, including applicable penalties and interest, remain outstanding as of March 31, 2026 and continue to be monitored and evaluated by the Company. These tax audit and assessment claims are attributable principally to Ghana, Mexico, Norway, and the United States. We continue to vigorously defend our tax positions and currently consider the ultimate resolution of tax audit and assessment claims will not have a material adverse effect on our financial position, operating results and cash flows.
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
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previous managed rig arrangements with Sonadrill. As of March 31, 2026, we had not recognized any liabilities for these guarantees as we do not consider it probable that the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion, in the aggregate, across the three rigs operating in the joint venture on two active and two historic contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, as well as the Consolidated Financial Statements and related notes included in our 2025 10-K.
The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in Part I, Item 1A. of our 2025 10-K and "Forward-Looking Statements" in this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, we owned a total of 15 drilling rigs. In addition to our owned assets, as of March 31, 2026, we managed two 7th generation drillships owned by Sonangol EP.
Significant Developments
Oil price volatility
The price of oil has experienced increased volatility and has risen in response to the ongoing conflicts in the Middle East, including the current conflict in Iran, which started on February 28, 2026, and the unprecedented closure of the Strait of Hormuz. The Brent oil price was $71 per barrel on February 27, 2026 and increased to an average price of approximately $103 per barrel for the month of March 2026. We continue to evaluate and monitor the impacts of the recent oil price volatility and the ongoing conflicts in the Middle East on our business and operations; however, it is not possible to predict the long-term impact, if any, of the disruptions to commodity prices, global energy supplies, energy markets and economic conditions, on our business and operations.
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
The contract backlog for our fleet was as follows as of the dates specified:

(In $ millions)	March 31, 2026	December 31, 2025
Drilling contracts	2,142	2,095
Other	339	285
Total contract backlog	2,481	2,380
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
We estimate the March 31, 2026 contract backlog to be realized over the following periods:

(In $ millions)		Year ending December 31,
Contract backlog	Total	2026 (1)	2027	2028	Thereafter
Drilling contracts	2,142	844	862	339	97
Other	339	177	102	60	—
Total	2,481	1,021	964	399	97

(1) Remainder of 2026.

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
Business Environment
The table below shows the average oil price for the three months ended March 31, 2026 and year ended December 31, 2025. The Brent oil price as of May 6, 2026 was $101/bbl.

	March 31, 2026	December 31, 2025
Average Brent oil price ($/bbl)	78	68
Source: Bloomberg
In recent years, oil prices have generally remained at levels that support offshore exploration and development activity, where global rig demand has been steady. This level of demand was sustained by the combination of commodity prices, heightened focus on energy security, and relative attractiveness of offshore plays with respect to both cost and carbon emissions. Recently, however, the ongoing conflict in Iran and the unprecedented closure of the Strait of Hormuz have caused significant disruption in the normal flow of oil, refined petroleum products, and related commodities, resulting in higher oil prices.
The price of Brent oil averaged $78 per barrel during the three months ended March 31, 2026 up from $68 per barrel in 2025, driven primarily by ongoing conflicts in the Middle East that disrupted global oil supply during the first quarter of 2026.
Uncertainty persists in the market, particularly in light of concerns over global economic conditions (including the current conflict in Iran), government trade policies and output increases by the Organization of the Petroleum Exporting Countries and other major international producers. This has led to the continued deferral of offshore capital expenditures and could have a negative impact on near-term future demand for offshore drilling services. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs and the prices of goods and services required to reactivate or operate rigs.
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
The table below shows the global number of rigs on contract and marketed utilization for the three months ended March 31, 2026 and year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Contracted rigs
Benign environment floater	107	108
Harsh environment floater	22	21
Harsh environment jackup	26	28
Marketed utilization
Benign environment floater	87%	87%
Harsh environment floater	92%	90%
Harsh environment jackup	97%	97%
Source: RigLogix

Global benign-environment floaters
Marketed utilization and the number of contracted rigs remained relatively consistent in the three months ended March 31, 2026 compared to the year ended December 31, 2025.
Global harsh environment units
Marketed utilization for harsh environment floaters improved in the three months ended March 31, 2026 compared to the year ended December 31, 2025, whereas utilization for harsh environment jackups remained consistent over the same periods, reflecting continued demand for high-specification assets.

Results of operations
Results for the three months ended March 31, 2026 and March 31, 2025
The tables included below set out financial information for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
Operating revenues	358	335	23	7%
Operating expenses	(334)	(317)	(17)	5%
Operating profit	24	18	6	33%
Interest expense	(15)	(15)	—	—%
Financial and non-operating items	7	(2)	9	(450)%
Profit before income taxes	16	1	15	1500%
Income tax expense	(23)	(15)	(8)	53%
Net loss	(7)	(14)	7	(50)%
1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
Contract revenues (a)	277	248	29	12%
Reimbursable revenues (b)	10	15	(5)	(33)%
Management contract revenues	63	61	2	3%
Leasing revenues	8	8	—	—%
Other revenues	—	3	(3)	(100)%
Total operating revenues	358	335	23	7%
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
The average number of rigs on contract remained consistent at nine in each of the three months ended March 31, 2026 and 2025; however, there was a decrease in the total days on contract resulting in lower contract revenues of $11 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The decrease was primarily driven by fewer operating days on the West Jupiter, West Capella and Sevan Louisiana, which were undergoing contract preparation activities during the three months ended March 31, 2026 for contracts that started during March 2026 in Brazil, Malaysia and the U.S. Gulf of America, respectively, compared to the three months ended March 31, 2025, during which the rigs were operating for more days. The decrease was partially offset by the West Neptune and West Polaris, operating throughout the three months ended March 31, 2026, compared to being partially contracted during the three months ended March 31, 2025.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned during the three months ended March 31, 2026 was $343 thousand compared to $323 thousand during the three months ended March 31, 2025, resulting in a $5 million increase in contract revenues in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The increase was driven by higher dayrates for the West Jupiter, West Auriga, West Polaris, West Tellus and West Carina operating in Brazil, the West Neptune operating in the U.S. Gulf of America, and the West Elara operating in Norway during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. These impacts were partially offset by lower dayrates for the West Vela and Sevan Louisiana operating in the U.S. Gulf of America during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

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
The economic utilization for the three months ended March 31, 2026 was 95%, compared to 84% for the three months ended March 31, 2025, resulting in a $36 million increase in contract revenues in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to improved economic utilization on the West Tellus, West Polaris, West Auriga and Sevan Louisiana during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
iv.Deferred mobilization revenues
We receive fees for the mobilization of our rigs, where the associated revenue is recognized ratably over the expected term of the related drilling contract. As a result, we record a contract liability for mobilization fees received, which is amortized ratably to contract revenues as services are rendered over the initial term of the related drilling contract.
The amortization of deferred mobilization revenues decreased by $1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily attributable to mobilization fees received on the West Capella recognized during the first quarter of 2025.

b) Reimbursable revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel and other services provided at their request in accordance with a drilling contract. We classify such revenues as reimbursable revenues.
For the three months ended March 31, 2026 and the three months ended March 31, 2025, reimbursable revenues primarily related to rigs managed for the Sonadrill joint venture for long-term maintenance projects on the Libongos and Quenguela, along with reimbursable revenues related to services provided across various customers.
The $5 million decrease in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to reduced reimbursable services provided to the West Gemini and Quenguela during the first quarter of 2026, compared to the first quarter of 2025.
2) Operating expenses
Total operating expenses include vessel and rig operating expenses, reimbursable expenses, depreciation of drilling units and equipment, amortization of intangibles, management contract expenses, selling, general and administrative expenses, and merger and integration related expenses.

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
Vessel and rig operating expenses (a)	(181)	(179)	(2)	1%
Reimbursable expenses	(10)	(15)	5	(33)%
Depreciation and amortization (b)	(71)	(55)	(16)	29%
Management contract expenses	(46)	(45)	(1)	2%
Selling, general and administrative expenses (c)	(25)	(23)	(2)	9%
Merger and integration related expenses	(1)	—	(1)	100%
Total operating expenses	(334)	(317)	(17)	5%
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

Vessel and rig operating expenses increased by $2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. During the three months ended March 31, 2026, there was an $9 million increase in vessel and rig operating expenses compared to the three months ended March 31, 2025, primarily related to the West Polaris commencing operations in February 2025 in Brazil, along with higher repair and maintenance costs across the fleet. This was partially offset by a $7 million decrease in vessel and rig operating expenses during the three months ended March 31, 2026, attributable to lower deferred mobilization costs related to contracts in Brazil completing during the first quarter of 2026.
b) Depreciation and amortization
The $16 million increase in depreciation and amortization for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is mainly attributable to long-term maintenance and capital projects across the fleet, and unfavorable contracts being fully amortized during 2025.
Depreciation of drilling units and equipment
Depreciation increased by $11 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, mainly attributable to long-term maintenance and capital projects across the fleet, primarily related to West Neptune, West Gemini and Sevan Louisiana during the second half of 2025.
Amortization of intangibles
Amortization increased by $5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, mainly attributable to unfavorable contracts recorded as liabilities being fully amortized during 2025 related to the West Tellus, West Jupiter and West Carina.
c) Selling, general and administrative expenses
Selling, general and administrative expenses include the cost of our corporate and regional offices, certain legal and professional fees as well as the remuneration and other compensation of our officers, directors and employees engaged in central management and administration activities.
Selling, general and administrative expense increased by $2 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to personnel costs and professional fees.
3) Interest expense

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
Interest on debt facilities (a)	(14)	(14)	—	—%
Other	(1)	(1)	—	—%
Total interest expense	(15)	(15)	—	—%
a) Interest on debt facilities
We incur interest on our debt facilities as summarized below:

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
$575 million secured bond	(13)	(12)	(1)	8%
Unsecured senior convertible bond	(1)	(2)	1	(50)%
Total interest on debt facilities	(14)	(14)	—	—%
4) Financial and non-operating items

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
Interest income	2	4	(2)	(50)%
Equity in earnings of equity method investment (net of tax) (a)	4	8	(4)	(50)%
Other financial and non-operating items (b)	1	(14)	15	(107)%
Total financial and non-operating items	7	(2)	9	(450)%
a) Equity in earnings of equity method investment (net of tax)
The earnings during the three months ended March 31, 2026 and the three months ended March 31, 2025 related to Seadrill's proportion of earnings from Sonadrill.
The decrease in earnings of $4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by lower operating dayrates for Libongos and West Gemini, partially offset by an increased dayrate for Quenguela, operating in Angola during the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

b) Other financial and non-operating items
Other financial and non-operating items improved by $15 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a provision recognized during the three months ended March 31, 2025 related to assets sold, which did not recur during the three months ended March 31, 2026.
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
The $8 million increase in tax expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions, as well as lower utilization of tax loss carryforwards in the three months ended March 31, 2026.
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
So long as Seadrill is able to meet its net leverage and liquidity targets on a forward-looking basis, as well as comply with its Revolving Credit Facility covenant requirements, Seadrill would seek to provide a return to our shareholders of at least 50% of Free Cash Flow (defined as cash flows from operating activities minus additions to drilling units and equipment) in the form of Share repurchases or dividends. Seadrill will consider additional returns to shareholders from the proceeds of any asset sales in the absence of identified, accretive opportunities. Dividends and Share repurchases will be authorized and determined by the Board of Directors in its sole discretion and depend upon a number of factors, including those described above, its future prospects, market trend evaluation and such other factors as the Board of Directors may deem relevant. Please see Item 1A. "Risk Factors - Financial and Tax Risks - We may be unable to meet our capital allocation framework goal of returning at least 50% of Free Cash Flow to shareholders through dividends and share repurchases, which could decrease expected returns on an investment in our Shares" in Part I of our 2025 10-K.
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

During the three months ended March 31, 2026 and March 31, 2025, the Company did not repurchase Shares.

As of March 31, 2026, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.

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
As of March 31, 2026, Seadrill had available liquidity of $482 million, which consisted of unrestricted cash of $304 million and available borrowings under our Revolving Credit Facility of $178 million. Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next 12 months.

The table below shows total available liquidity, which consists of unrestricted cash and undrawn Revolving Credit Facility borrowings, as of each date presented.

(In $ millions)	March 31, 2026	December 31, 2025
Unrestricted cash	304	339
Undrawn Revolving Credit Facility	178	185
Total available liquidity	482	524
We have shown our sources and uses of cash by category of cash flows in the table below:

	Three months ended March 31,
(In $ millions, except percentages)	2026	2025	Change	Change %
Net cash used in operating activities (a)	(22)	(27)	5	(19)%
Net cash used in investing activities (b)	(13)	(49)	36	(73)%
Net cash used in financing activities	(1)	—	(1)	100%
Effect of exchange rate changes in cash	—	1	(1)	(100)%
Change in period	(36)	(75)	39	(52)%
a) Net cash used in operating activities
Cash flows from operating activities includes cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.
Net cash used in operating activities during the three months ended March 31, 2026 was $22 million compared to $27 million for the three months ended March 31, 2025. The $5 million decrease in net cash used in operating activities in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by improved operating results and reduced disbursements to suppliers, partially offset by the impact of timing of receipts from customers and increased mobilization costs incurred primarily related to the West Tellus, West Jupiter and West Capella.
b) Net cash used in investing activities
The $13 million cash used in investing activities during the three months ended March 31, 2026 was primarily related to capital expenditures on the West Tellus, West Jupiter and West Capella and the acquisition of capital spares.
The $49 million cash used in investing activities during the three months ended March 31, 2025 was primarily related to capital expenditures on the West Neptune, West Elara and West Auriga and the acquisition of capital spares.
3) Borrowing Activities
An overview of our debt as of March 31, 2026, divided into (i) secured bond and (ii) unsecured senior convertible bond, is presented in the table below:

(In $ millions)	Principal Value	Debt Premium	Debt Issuance Costs	Carrying Value	Maturity Date
Secured
$575 million secured bond	575	1	(12)	564	August 2030
Unsecured
Unsecured senior convertible bond	50	—	—	50	August 2028
Total debt	625	1	(12)	614
Collateral package
Revolving Credit Facility
In July 2023, the Company entered into the $225 million, five-year Credit Agreement in respect of the Revolving Credit Facility. Seadrill Finance is the borrower under the Credit Agreement, and the facility is secured by first priority liens on substantially all of the Company's rigs and related assets, other than non-core assets. The Company, and certain of its subsidiaries that own collateral or are otherwise material, guarantee the obligations under the Credit Agreement. The loans outstanding under the Credit Agreement bear interest at a rate per annum equal to the applicable margin plus, at Seadrill Finance's option, either: (i) the Term SOFR Rate (as defined in the Credit Agreement) plus 0.10%; or (ii) the Daily Simple SOFR (as defined in the Credit Agreement) plus 0.10%. For both the Term SOFR Rate loans and Daily Simple SOFR loans, the applicable margin was 2.75% per annum as of March 31, 2026, and may vary based on Seadrill's Credit Ratings (as defined in the Credit Agreement), from 2.50% to 3.50% per annum. A commitment fee is incurred under the Revolving Credit Facility on undrawn amounts, at a rate of 0.5% per annum to and including July 27, 2026, 0.75% per annum from and including July 28, 2026 to and including July 27, 2027, and 1.00% per annum thereafter. This facility has not been drawn to date.
During the third quarter of 2025, the Company issued a NOK403 million guarantee ($41 million as of March 31, 2026) under the Revolving Credit Facility related to the SFL Hercules Ltd. claim. As of March 31, 2026, outstanding letters of credit and bank guarantees under the Revolving Credit Facility totaled approximately $47 million, which reduced the Company’s available capacity under the Revolving Credit Facility to $178 million.

For further details, please refer to Note 13 – "Commitments and contingencies" of our unaudited Condensed Consolidated Financial Statements.
On April 3, 2026, the Company amended the Credit Agreement to increase the letter of credit sub-limit from $50 million to $100 million.
$575 million Notes Offerings
In July 2023, Seadrill Finance issued the Notes in a private offering. The Notes mature on August 1, 2030. The Notes are guaranteed by the Company and the same subsidiaries of the Company that guarantee the Credit Agreement. The Notes are secured by a second priority lien on the same assets that secure the Credit Agreement.
Bilateral Facility
Seadrill Rig Holding Company Limited, a subsidiary of Seadrill, has an uncommitted bilateral facility with DNB Bank ASA (the “Bilateral Facility”), which permits the issuance of letters of credit and bank guarantees for our account. Up to $25 million of reimbursement obligations under the Bilateral Facility are secured on a pari passu basis with the collateral that secures the Credit Agreement, and any additional obligations under the Bilateral Facility would need to be secured by cash or other collateral. We pay a fee of 1% on outstanding letters of credit and bank guarantees issued under the Bilateral Facility. As of March 31, 2026, we had approximately $24 million of outstanding letters of credit and bank guarantees issued under the Bilateral Facility.
For further details on these facilities, please refer to Note 9 – "Debt" of our unaudited Condensed Consolidated Financial Statements.
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
As of March 31, 2026, Seadrill was in compliance with these financial covenants.
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
For a discussion of our critical accounting estimates, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in our 2025 10-K. As of March 31, 2026, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including foreign exchange risk and interest rate risk. Our policy is to reduce our exposure to these risks, where possible, within boundaries deemed appropriate by our management team. This may include the use of derivative instruments. There have been no material changes to our market risks as compared to the information previously reported under Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2025 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026. Based on that evaluation and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, providing effective means to ensure the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2026, we implemented a new enterprise resource planning ("ERP") system on a company-wide basis, which resulted in certain changes to our processes and procedures. We utilize the new ERP to assist us in executing our internal control over financial reporting; however, the ERP implementation has not materially affected, nor is it reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our 2025 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2026, the Company did not repurchase Shares, and therefore, as of March 31, 2026, $208 million of the $500 million authorized amount remained available under the Current Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Bye-Laws of Seadrill Limited (incorporated by reference to Exhibit 1.4 to Seadrill Limited's Annual Report on Form 20-F filed with the SEC on April 29, 2022).
10.1*+^	Second Amended and Restated Employment Agreement, dated as of March 12, 2026, by and between Seadrill Americas, Inc. and Samir Ali.
10.2*+	Form of PRSU Award Agreement (Executive Officers) under the Amended and Restated Seadrill Limited 2022 Management Incentive Plan.
10.3*+	2026 Short Term Incentive Plan Summary.
10.4*†	Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of April 3, 2026, by and among Seadrill Finance Limited, as borrower, Seadrill Limited and the lenders party thereto.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Schema Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K and will be provided to the SEC upon request.
+	Management contract or compensatory plan or arrangement.
^	Certain personally identifiable information contained in this Exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEADRILL LIMITED
Date: May 11, 2026
	By:	/s/ Grant Creed Grant Creed Executive Vice President and Chief Financial Officer (duly authorized officer, principal financial officer, principal accounting officer)