Form 10-Q
period 2026-09-30
SEADRILL Ltd
filed 2026-11-04
CIK 1737706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, 61,498,053 common shares of the registrant were outstanding.

SEADRILL LIMITED
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In $ millions, except per share data)	2026	2025	2026	2025
Operating revenues
Contract revenues	329	280	961	816
Reimbursable revenues (1)	24	11	53	42
Management contract revenues (1)	66	63	196	189
Leasing revenues (1)	9	9	25	25
Other revenues	—	—	—	3
Total operating revenues	428	363	1,235	1,075
Operating expenses
Vessel and rig operating expenses	(211)	(191)	(607)	(550)
Reimbursable expenses	(23)	(11)	(52)	(42)
Depreciation and amortization	(77)	(58)	(220)	(169)
Management contract expenses	(48)	(49)	(136)	(187)
Selling, general and administrative expenses	(25)	(27)	(79)	(76)
Merger and integration related expenses	—	(1)	(1)	(1)
Total operating expenses	(384)	(337)	(1,095)	(1,025)
Operating profit	44	26	140	50
Financial and other non-operating items
Interest income	3	4	9	11
Interest expense	(15)	(15)	(46)	(45)
Equity in earnings/(losses) of equity method investment (net of tax)	5	(11)	13	3
Other financial and non-operating items	(48)	(4)	(70)	(31)
Total financial and other non-operating items, net	(55)	(26)	(94)	(62)
(Loss)/profit before income taxes	(11)	—	46	(12)
Income tax expense	(19)	(11)	(54)	(55)
Net loss	(30)	(11)	(8)	(67)
Basic LPS ($)	(0.49)	(0.17)	(0.13)	(1.08)
Diluted LPS ($)	(0.49)	(0.17)	(0.13)	(1.08)
(1) Includes revenue from related parties of $82 million and $239 million, for the three and nine months ended September 30, 2026, respectively, and $77 million and $235 million for the three and nine months ended September 30, 2025, respectively. Refer to Note 10 - "Related party transactions" for further details.

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In $ millions, except share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	483	339
Restricted cash	23	26
Accounts receivables, net	239	162
Amounts due from related parties, net	22	—
Other current assets	239	231
Total current assets	1,006	758
Non-current assets
Equity method investment	71	58
Drilling units, net of accumulated depreciation of 903 as of September 30, 2026 (December 31, 2025: 682)	2,903	2,969
Deferred tax assets	25	44
Equipment	17	8
Other non-current assets	130	110
Total non-current assets	3,146	3,189
Total assets	4,152	3,947
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Trade accounts payable	82	61
Other current liabilities	380	313
Total current liabilities	462	374
Non-current liabilities
Long-term debt	737	613
Deferred tax liabilities	20	14
Other non-current liabilities	117	88
Total non-current liabilities	874	715
Commitments and contingencies (see Note 13)
Shareholders' equity
Common shares of par value $0.01 per share: 375,000,000 shares authorized as of September 30, 2026 (December 31, 2025: 375,000,000) and 61,497,058 issued as of September 30, 2026 (December 31, 2025: 62,374,171)	1	1
Additional paid-in capital	1,952	1,986
Accumulated other comprehensive income	1	1
Retained earnings	862	870
Total shareholders' equity	2,816	2,858
Total liabilities and shareholders' equity	4,152	3,947

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In $ millions)	2026	2025
Cash flows from operating activities
Net loss	(8)	(67)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	220	169
Equity in earnings of equity method investment (net of tax)	(13)	(3)
Deferred tax expense	25	19
Unrealized gain on foreign exchange	—	(2)
Amortization of debt issuance costs	2	2
Share based compensation expense	10	14
Loss on debt extinguishment	35	—
Other	—	27
Other cash movements in operating activities
Additions to long-term maintenance	(110)	(167)
Changes in operating assets and liabilities
Accounts receivable, net	(77)	6
Trade accounts payable	22	(36)
Prepaid expenses	(4)	1
Deferred revenue	(3)	(1)
Deferred contract costs	(26)	41
Related party receivables	(22)	—
Other assets	(3)	(3)
Other liabilities	107	12
Net cash provided by operating activities	155	12
Cash flows from investing activities
Additions to drilling units and equipment	(54)	(87)
Other	—	(4)
Net cash used in investing activities	(54)	(91)
Cash flows from financing activities
Proceeds from issuance of senior bond	700	—
Repayment of secured bond	(575)	—
Payment of make whole premium on secured bond	(25)	—
Payment of debt issuance costs	(16)	—
Shares repurchased	(42)	—
Taxes withheld on employee stock transactions	(2)	—
Net cash provided by financing activities	40	—
Effect of exchange rate changes on cash	—	2
Net increase/(decrease) in cash and cash equivalents, including restricted cash	141	(77)
Cash and cash equivalents, including restricted cash, at beginning of the period	365	505
Cash and cash equivalents, including restricted cash, at the end of period	506	428

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2026	1	1,986	1	870	2,858
Share based compensation	—	1	—	—	1
Shares withheld for taxes on equity transactions	—	(1)	—	—	(1)
Net loss	—	—	—	(7)	(7)
Balance as of March 31, 2026	1	1,986	1	863	2,851
Share based compensation	—	5	—	—	5
Shares repurchased	—	(20)	—	—	(20)
Shares withheld for taxes on equity transactions	—	(1)	—	—	(1)
Net income	—	—	—	29	29
Balance as of June 30, 2026	1	1,970	1	892	2,864
Share based compensation	—	4	—	—	4
Shares repurchased	—	(22)	—	—	(22)
Net loss	—	—	—	(30)	(30)
Balance as of September 30, 2026	1	1,952	1	862	2,816

(In $ millions)	Common shares	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total shareholders' equity
Balance as of January 1, 2025	1	1,969	1	947	2,918
Share based compensation	—	4	—	—	4
Net loss	—	—	—	(14)	(14)
Balance as of March 31, 2025	1	1,973	1	933	2,908
Share based compensation	—	5	—	—	5
Net loss	—	—	—	(42)	(42)
Balance as of June 30, 2025	1	1,978	1	891	2,871
Share based compensation	—	5	—	—	5
Net loss	—	—	—	(11)	(11)
Balance as of September 30, 2025	1	1,983	1	880	2,865

The accompanying notes form an integral part of these unaudited Condensed Consolidated Financial Statements.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – General information
Seadrill Limited (along with any one or more of its consolidated subsidiaries, or all such entities, referred to as "Seadrill", "we", "us", "our", and "the Company") is incorporated in Bermuda. We are an offshore drilling contractor providing worldwide offshore drilling services to the oil and gas industry. Our primary business is the ownership and operation of drilling rigs for operations in shallow to ultra-deepwater areas in both benign and harsh environments. We contract our drilling units to drill wells for our customers on a dayrate basis. Our customers include oil super-majors, state-owned national oil companies and independent oil and gas companies. In addition, we provide management services to certain affiliated entities.
Basis of presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Seadrill Limited have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows for the interim periods.
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
Note 2 - Revenue from contracts with customers
The following table provides information about receivables and contract liabilities from our contracts with customers, as of the dates presented:

(In $ millions)	September 30, 2026	December 31, 2025
Accounts receivable, net	239	162
Current contract liabilities (classified within other current liabilities)	(79)	(58)
Non-current contract liabilities (classified within other non-current liabilities)	(58)	(36)
Changes in the contract liabilities balances during the three and nine months ended September 30, 2026 are as follows:

(In $ millions)
Contract liabilities as of January 1, 2026	(94)
Amortization of revenue included in the January 1, 2026 contract liability balance	19
Additional contract liabilities recognized, excluding amounts recognized as revenue	(38)
Contract liabilities as of March 31, 2026	(113)
Amortization of revenue included in the March 31, 2026 contract liability balance	21
Additional contract liabilities recognized, excluding amounts recognized as revenue	(47)
Contract liabilities as of June 30, 2026	(139)
Amortization of revenue included in the June 30, 2026 contract liability balance	28
Additional contract liabilities recognized, excluding amounts recognized as revenue	(26)
Contract liabilities as of September 30, 2026	(137)

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues are attributed to geographical locations based on the country of operations for drilling activities, i.e., the country where the revenues are generated. The following table presents our revenues by geographic area:

	Three months ended September 30,		Nine months ended September 30,
(In $ millions)	2026	2025	2026	2025
Brazil	191	160	511	445
Angola	91	79	255	245
United States	83	98	304	284
Other (1)	63	26	165	101
Total operating revenues	428	363	1,235	1,075
(1) "Other" represents countries in which we operate that individually had revenues representing less than 10% of total operating revenues earned for any of the periods presented.
We had the following customers with revenues greater than 10% of total operating revenues in any of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Petrobras	39%	38%	35%	35%
Sonadrill	19%	21%	19%	22%
LLOG	11%	12%	11%	10%
Talos	6%	11%	4%	12%
Other	25%	18%	31%	21%
Note 3 –Taxation
For the three and nine months ended September 30, 2026, income tax expense was $19 million and $54 million, respectively, compared to income tax expense of $11 million and $55 million for the three and nine months ended September 30, 2025, respectively.
The increase for the three months ended September 30, 2026 and the decrease for the nine months ended September 30, 2026 in tax expense, relative to the comparative three and nine months ended September 30, 2025, primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions and changes in valuation allowances established for Switzerland and Brazil.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes many tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and provisions allowing accelerated tax deduction for qualified property. The legislation does not have a material impact to the unaudited Condensed Consolidated Financial Statements.
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
The components of the numerator for the calculation of basic and diluted LPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In $ millions)	2026	2025	2026	2025
Net loss available to stockholders	(30)	(11)	(8)	(67)
Effect of dilution (interest on unsecured senior convertible bond)	1	1	4	4
Diluted loss available to stockholders	(29)	(10)	(4)	(63)
The components of the denominator for the calculation of basic and diluted LPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2026	2025	2026	2025
Basic loss per share:
Weighted average number of common shares outstanding (1)	62	62	62	62
Diluted loss per share:
Effect of dilution	3	3	3	3
Weighted average number of common shares outstanding adjusted for the effects of dilution	65	65	65	65

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Weighted average number of Shares outstanding in the three and nine months ended September 30, 2026 considers the impact of shares repurchased during the period.
The basic and diluted LPS were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In $)	2026	2025	2026	2025
Basic loss per share	(0.49)	(0.17)	(0.13)	(1.08)
Diluted loss per share (1)	(0.49)	(0.17)	(0.13)	(1.08)
(1) For the three and nine months ended September 30, 2026 and September 30, 2025, the effect of including all potentially dilutive instruments in the calculation resulted in decreased loss per share, which is anti-dilutive. As a result, the basic and diluted loss per share are equal.
Note 5 – Restricted cash
Restricted cash as of September 30, 2026 and December 31, 2025 was as follows:

(In $ millions)	September 30, 2026	December 31, 2025
Cash held in escrow	23	23
Other	—	3
Total restricted cash	23	26
Note 6 - Other current assets
As of September 30, 2026 and December 31, 2025, other current assets included the following:

(In $ millions)	September 30, 2026	December 31, 2025
Prepaid expenses	55	61
Deferred contract costs	86	80
Taxes receivable	61	52
Other	37	38
Total other current assets	239	231
Note 7 – Equity method investment
As of September 30, 2026 and December 31, 2025, the carrying value of our equity method investment was as follows:

(In $ millions)	September 30, 2026	December 31, 2025
Sonadrill	71	58
Total equity method investment	71	58
Note 8 - Other current and non-current liabilities
Other current liabilities
As of September 30, 2026 and December 31, 2025, other current liabilities included the following:

(In $ millions)	September 30, 2026	December 31, 2025
Accrued expenses	164	137
Contract liabilities	79	58
Employee withheld taxes, social security and vacation payments	61	47
Taxes payable	52	35
Accrued interest expense	13	21
Unfavorable drilling contracts	—	3
Other liabilities	11	12
Total other current liabilities	380	313

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other non-current liabilities
As of September 30, 2026 and December 31, 2025, other non-current liabilities included the following:

(In $ millions)	September 30, 2026	December 31, 2025
Uncertain tax positions	23	22
Contract liabilities	58	36
Lease liabilities	22	18
Other liabilities	14	12
Total other non-current liabilities	117	88
Note 9 - Debt
The table below sets out our debt agreements as of September 30, 2026 and December 31, 2025:

(In $ millions)	September 30, 2026	December 31, 2025
$700 million senior bond	700	—
$575 million secured bond	—	575
Unsecured senior convertible bond	50	50
Total principal debt	750	625
Premium on bond issuance	—	1
Less: debt issuance costs	(13)	(13)
Total debt	737	613
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

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Revolving Credit Facility, at Seadrill Finance’s option, bears interest at a rate of either (i) the applicable Term Secured Overnight Financing Rate (“SOFR”) Rate (as defined in the Credit Agreement) or (ii) the Daily Simple SOFR (as defined in the Credit Agreement), in each case plus an applicable margin. For both the Term SOFR Rate and Daily Simple SOFR, the applicable margin ranges from 2.50% to 3.50% per annum based on Seadrill's credit ratings. As of September 30, 2026, the applicable margin was 2.50% per annum. The Revolving Credit Facility also incurs a commitment fee on undrawn amounts at a rate of 0.50% per annum. No funded borrowings have been made under the Revolving Credit Facility to date.
During the third quarter of 2025, the Company issued a NOK403 million guarantee ($41 million as of September 30, 2026) under the Revolving Credit Facility related to the SFL Hercules Ltd. claim. As of September 30, 2026, outstanding letters of credit and bank guarantees under the Revolving Credit Facility totaled approximately $48 million, which reduced the Company’s available capacity under the Revolving Credit Facility to $252 million.
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
Note 10 – Related party transactions
As of September 30, 2026, our major related party is the Sonadrill joint venture, over which we hold significant influence.
Related party revenues
Our related party revenues include the following:

	Three months ended September 30,		Nine months ended September 30,
(In $ millions)	2026	2025	2026	2025
Management fees revenues (a)	63	61	187	181
Add-on services	3	2	9	8
Reimbursable revenues (b)	7	5	18	21
Leasing revenues (c)	9	9	25	25
Total related party operating revenues	82	77	239	235
(a) Seadrill provides management and administrative services and operational and technical support services to Sonadrill. These services are charged on a dayrate basis.
(b) Reimbursable revenues primarily relate to Sonadrill project work on the Sonangol Libongos, Sonangol Quenguela and West Gemini rigs.
(c) We earn leasing revenues on the charter of the West Gemini to Sonadrill.
Related party balances
As of September 30, 2026, Seadrill's related party receivable balance due from Sonadrill was $22 million, recorded in "Amounts due from related parties, net" within our unaudited Condensed Consolidated Balance Sheet as of September 30, 2026.
As of December 31, 2025, Sonadrill prepaid management fees of $3 million to Seadrill, which was recorded in "Other current liabilities" within our unaudited Condensed Consolidated Balance Sheet as of December 31, 2025.

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Fair value of financial instruments
The carrying values and estimated fair values of certain of our financial instruments as of the dates specified were as follows:

	September 30, 2026		December 31, 2025
(In $ millions)	Fair value	Carrying value	Fair value	Carrying value
Liabilities
$700 million senior bond (Level 1)	664	687	—	—
$575 million secured bond (Level 1)	—	—	598	563
Unsecured senior convertible bond - debt component (Level 3)	54	50	56	50
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
Note 12 – Common shares
Share capital as of September 30, 2026 and December 31, 2025 was as follows:

	Issued and fully paid share capital
	Shares	Par value per share ($)	$ thousands
As of December 31, 2025	62,374,171	0.01	624
Vesting of restricted stock units	75,276	0.01	—
As of March 31, 2026	62,449,447	0.01	624
Vesting of restricted stock units	91,996	0.01	1
As of June 30, 2026(1)	62,541,443	0.01	625
Vesting of restricted stock units	14,367	0.01	—
Shares repurchased and canceled	(1,058,752)	0.01	(11)
As of September 30, 2026	61,497,058	0.01	614
(1) As of June 30, 2026, common shares issued of 62,541,443 included 511,078 of common shares repurchased, pending cancellation. These shares were considered retired for accounting purposes.
During the three months ended September 30, 2026, the Company repurchased an aggregate of 547,674 Shares with a weighted average Share price of $40.34, amounting to approximately $22 million. During the nine months ended September 30, 2026, the Company repurchased an aggregate of 1,058,752 Shares with a weighted average Share price of $39.53, amounting to approximately $42 million. During the three and nine months ended September 30, 2025, the Company did not repurchase Shares.
During the three and nine months ended September 30, 2026, the Company canceled 1,058,752 treasury Shares repurchased.
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

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Proceedings
SFL Hercules Ltd.
In March 2023, Seadrill was served with a claim from SFL Hercules Ltd., filed in the Oslo District Court in Norway, relating to our redelivery of the rig West Hercules to SFL Corporation Ltd. ("SFL") in December 2022. In February 2025, the Oslo District Court delivered a judgment in favor of SFL Hercules Ltd. ordering Seadrill to pay SFL approximately $37 million, plus interest and legal costs of approximately $11 million, based on foreign exchange rates at the time of the judgment. Seadrill appealed the judgment in March 2025. On October 13, 2026, the Borgarting Court of Appeal delivered its judgment, ordering Seadrill to pay SFL Hercules Ltd. approximately $35 million, plus accrued interest and legal costs of approximately $20 million, based on foreign exchange rates at the time of the judgment. During the third quarter of 2026, Seadrill has increased its contingency accrual by $41 million, which is recognized within "Other financial and non-operating items" in the unaudited Condensed Consolidated Statement of Operations. Seadrill continues to evaluate the judgment and has not yet made a decision whether it will file an appeal.
As is customary in Norway, Seadrill issued a guarantee in the amount of NOK574 million in August 2025 (approximately $59 million as of September 30, 2026) to the Norwegian Enforcement Authorities as security for the judgment. The issued guarantee consists of NOK403 million (approximately $41 million as of September 30, 2026) from our Revolving Credit Facility and NOK171 million (approximately $18 million as of September 30, 2026) from our Bilateral Facility (as defined herein).
SFL Capital Spares
In 2022, Seadrill and SFL entered into a capital spares agreement, whereby Seadrill delivered capital spares to SFL for proceeds of approximately $8 million. In 2024, Seadrill filed a claim against SFL with the Oslo District Court relating to the proceeds, which had not been paid by SFL. On April 16, 2025, the Oslo District Court delivered a judgment in favor of SFL. Seadrill appealed the judgment, and on October 26, 2026, the Borgarting Court of Appeal delivered a judgment in favor of Seadrill, ordering SFL to pay Seadrill approximately $12 million, inclusive of interest and legal costs, which has not been recognized as of September 30, 2026.

Nigerian Cabotage Act litigation
In November 2015, the Nigerian Maritime Administration and Safety Agency ("NIMASA") issued a detention in respect of the rig West Capella for failure to comply with requirements of the Coastal and Inland Shipping (Cabotage) Act 2003 (the "Cabotage Act"), specifically, failure to pay a Cabotage fee of 2% on contract revenue. While the named party is Seadrill Mobile Units Nigeria Ltd (previously an Aquadrill entity, acquired by Seadrill upon the merger of Seadrill and Aquadrill) ("SMUNL"), the matter relates to three rigs: the West Capella, West Saturn and West Jupiter. SMUNL commenced proceedings in May 2016 against the Honourable Minister for Transportation, the Attorney General of the Federation and NIMASA with respect to interpretation of the Cabotage Act. In June 2019, the Federal High Court of Nigeria delivered a judgment (1) finding that: (a) Drilling operations fall within the definition of "Coastal Trade" or "Cabotage" under the Cabotage Act and (b) Drilling Rigs fall within the definition of "Vessels" under the Cabotage Act, and (2) directing SMUNL to deduct 2%, or approximately $69 million, of their contract value and remit the same to NIMASA. In June 2019, the Court of Appeals sitting in Lagos ("COA") issued a conflicting judgment in Transocean Support Services Nigeria & Ors v NIMASA & Anor, finding drilling units cannot be deemed vessels under the Cabotage Act pending appeal. SMUNL filed an appeal to the COA in July 2019, and applied to the Federal High Court for an injunction pending appeal to prevent enforcement. Due to the volume of cases currently being handled by the COA, the Registry of the COA is yet to schedule the hearing date for the appeal. Although we intend to strongly pursue this appeal, we cannot predict the outcome of this case.
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
In January 2025, Seadrill Brazil received notices from Petrobras asserting "delay penalties" against Seadrill Brazil relating to three drillships to be constructed under the Sete Brazil Project and operated in Brazil by Seadrill Brazil under contracts awarded in 2012. The aggregate amount of the delay penalties claimed by Petrobras as of the date of receipt of the notices was approximately $213 million, with the potential for further delay penalties, which could be significant, to be assessed ratably over the remaining term of the drilling contracts for the three drillships. Petrobras indicated it may exercise set-off rights against certain amounts payable to Seadrill Brazil under its contracts with Petrobras for certain of our drillships (unrelated to the Sete Brazil Project) that are currently operating in Brazil, revenues related to which are included in our backlog as of September 30, 2026. No set-off right has been exercised to date. The contracts limit aggregate delay penalties to 10% of the total "estimated contract value", as defined in the contracts.

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

SEADRILL LIMITED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Petrobras and Seadrill have agreed to participate in voluntary mediation, and Petrobras has committed to not exercise any set-off rights pending the outcome of the mediation. Petrobras had indicated that mediation would commence in the third quarter of 2026, but the process continues to be delayed and we have not been provided with an update as to expected timeline. We cannot predict when the mediation will be completed, or what the outcome may be. Dialogue between the parties is ongoing. We are evaluating our legal options, which may include, among other things, seeking injunctive relief, seeking remedies against Petrobras under Seadrill’s prior U.S. Chapter 11 bankruptcy proceedings, and asserting counterclaims for substantial damages against Petrobras in Brazilian courts. This matter is in its early stages, and we are not able to predict its timing or outcome. In addition, the nature, timing, calculation and ultimate amount of the purported penalties are subject to principles of contract interpretation before Brazilian courts. Seadrill intends to vigorously defend its position and pursue available remedies.
Because we do not believe that it is probable that a loss with respect to the claims alleged by Petrobras has been incurred, and we cannot reasonably estimate the amount of any such loss, were it to be incurred, we have not accrued any amounts in respect thereof in our financial statements.
Brazil tax audit
Seadrill Serviços de Petróleo Ltda ("Seadrill Brazil") has a long-standing dispute with Brazil’s tax authority relating to assessment of income tax, penalties, and interest for years 2009 and 2010 and is litigating the matter in Brazil’s courts. During the quarter ended September 30, 2026, Brazil’s Superior Court of Justice issued a decision adverse in part and favorable in part to Seadrill Brazil. Seadrill Brazil filed an internal appeal challenging the adverse portion of the decision, which remains pending before the First Panel of the Superior Court of Justice, and we continue to vigorously defend our position. The ultimate timing and outcome of this litigation cannot be determined. As of September 30, 2026, the income tax, remaining penalties, interest, and other amounts that could become payable if the assessments are ultimately sustained, together, totaled approximately $67 million. Payment of the assessed amounts is suspended pending final resolution of the judicial proceedings and was fully secured by an insurance bond as of September 30, 2026.
Additionally, Seadrill Brazil has brought administrative appeals against assessments of additional income tax, indirect taxes, penalties, and interest for years 2012, 2016, and 2017. During the quarter ended September 30, 2026, Brazil’s Administrative Council of Tax Appeals announced decisions substantially favorable to Seadrill Brazil regarding the 2012 assessments. The written decisions, formal notices and any further administrative reviews remain pending. The timing and outcome of these administrative appeals, and of any subsequent judicial review, cannot be reasonably determined. As of September 30, 2026, the assessed taxes, penalties, and interest for 2012, 2016, and 2017 totaled, in aggregate, approximately $53 million.
Other matters
Other tax audits and disputed assessments of income and other taxes, including applicable penalties and interest, remain outstanding as of September 30, 2026 and continue to be monitored and evaluated by the Company. These tax audit and assessment claims are attributable principally to Mexico and Norway. We continue to vigorously defend our tax positions and currently consider the ultimate resolution of tax audit and assessment claims will not have a material adverse effect on our financial position, operating results and cash flows.
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
Guarantees
We have issued performance guarantees for potential liabilities that may result from drilling activities under current or previous managed rig arrangements with Sonadrill. As of September 30, 2026, we have not recognized any liabilities for these guarantees as we do not consider it probable the guarantees will be called. The guarantees provided on behalf of Sonadrill have been capped at $1.1 billion, in the aggregate, across the three rigs operating in the joint venture on two active and two historic contracts.

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
As of September 30, 2026, we owned a total of 15 drilling rigs. In addition to our owned assets, as of September 30, 2026, we managed two 7th generation drillships owned by Sonangol EP.
Significant Developments
Share Repurchase Program
On June 22, 2026, the Company's Board of Directors authorized an extension of the Share repurchase program to run through December 31, 2026.
During the three months ended September 30, 2026, the Company repurchased an aggregate of 547,674 Shares with a weighted average Share price of $40.34, amounting to approximately $22 million. During the nine months ended September 30, 2026, the Company repurchased an aggregate of 1,058,752 Shares with a weighted average Share price of $39.53, amounting to approximately $42 million.
During the three months ended September 30, 2026, the Company canceled 1,058,752 treasury Shares repurchased.
Refer to "Liquidity and Capital Resources - Capital allocation framework and Share repurchase program" and Note 12 - "Common shares" for additional information about the Share repurchase program.
Oil price volatility
The price of oil has experienced increased volatility and has risen in response to the ongoing conflicts in the Middle East, including the current conflict in Iran, which started on February 28, 2026, and the unprecedented blockades of the Strait of Hormuz resulting therefrom. The Brent oil price was $71 per barrel on February 27, 2026 and increased to an average price of approximately $103 per barrel for the second quarter of 2026 and an average price of $96 per barrel for the third quarter of 2026. We continue to evaluate and monitor the impacts of the recent oil price volatility and the ongoing conflicts in the Middle East (including Iran) on our business and operations; however, it is not possible to predict the long-term impact, if any, of the disruptions to commodity prices, global energy supplies, energy markets and economic conditions, on our business and operations.
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
The contract backlog for our fleet was as follows:

(In $ millions)	September 30, 2026	December 31, 2025
Drilling contracts	2,577	2,095
Other	236	285
Total contract backlog	2,813	2,380
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

We estimate the September 30, 2026 contract backlog to be realized over the following periods:

(In $ millions)		Year ending December 31,
Contract backlog	Total	2026 (1)	2027	2028	Thereafter
Drilling contracts	2,577	320	1,207	614	436
Other	236	65	111	60	—
Total	2,813	385	1,318	674	436

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
Business Environment
The table below shows the average oil price for the nine months ended September 30, 2026 and year ended December 31, 2025. The Brent oil price as of October 30, 2026, was $118/bbl.

	September 30, 2026	December 31, 2025
Average Brent oil price ($/bbl)	89	70
Source: eia.gov
Ongoing conflicts in the Middle East (including Iran) and the unprecedented closure of the Strait of Hormuz have significantly disrupted, and continue to disrupt, the normal flow of oil, refined petroleum products, and related commodities, resulting in higher oil prices.
The price of Brent oil averaged $89 per barrel during the nine months ended September 30, 2026 compared to an average of $70 per barrel in 2025, driven primarily by ongoing conflicts in the Middle East (including Iran) that have disrupted, and continue to disrupt, global oil supply.
Uncertainty persists in the market, particularly in light of concerns over global economic conditions (including ongoing conflicts in the Middle East, including Iran), government trade policies and output increases by the Organization of the Petroleum Exporting Countries and other major international producers. In addition, inflationary pressures may impact the cost base in our industry, including personnel costs and the prices of goods and services required to reactivate or operate rigs.

As global tendering activity accelerates, we see signs that point towards a market recovery in 2027, driven by structurally higher oil prices, heightened focus on energy security, and the need to rebuild reserve bases. In addition, we believe oil majors are calling for renewed focus on large-scale exploration and investment, and there is also growing consensus that U.S. shale production is plateauing. As a result, with projections of growing oil and gas demand and the lagging energy transition, operators are pivoting back towards deepwater exploration in order to replace reserves and sustain production growth.

The table below shows the global number of rigs on contract and marketed utilization for the nine months ended September 30, 2026 and year ended December 31, 2025:

	September 30, 2026	December 31, 2025
Contracted rigs
Benign environment floater	107	109
Harsh environment floater	23	21
Harsh environment jackup	27	28
Marketed utilization
Benign environment floater	87%	87%
Harsh environment floater	97%	90%
Harsh environment jackup	95%	97%
Source: RigLogix

Global benign-environment floaters
Marketed utilization and the number of contracted rigs remained relatively consistent in the nine months ended September 30, 2026 compared to the year ended December 31, 2025.
Global harsh environment units
Marketed utilization for harsh environment floaters improved in the nine months ended September 30, 2026 compared to the year ended December 31, 2025, whereas utilization for harsh environment jackups remained relatively consistent over the same periods, reflecting continued demand for high-specification assets.

Results of operations
Results for the three months ended September 30, 2026 and September 30, 2025
The tables included below set out financial information for the three months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Operating revenues	428	363	65	18%
Operating expenses	(384)	(337)	(47)	14%
Operating profit	44	26	18	69%
Interest expense	(15)	(15)	—	—%
Financial and non-operating items	(40)	(11)	(29)	264%
Loss before income taxes	(11)	—	(11)	100%
Income tax expense	(19)	(11)	(8)	73%
Net loss	(30)	(11)	(19)	173%
1) Operating revenues
Operating revenues consist of contract revenues, reimbursable revenues, management contract revenues, leasing revenues and other revenues.

	Three months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Contract revenues (a)	329	280	49	18%
Reimbursable revenues (b)	24	11	13	118%
Management contract revenues	66	63	3	5%
Leasing revenues	9	9	—	—%
Total operating revenues	428	363	65	18%
a) Contract revenues
Contract revenues represent the revenues we earn from contracting our drilling units to customers, primarily on a dayrate basis, and are predominantly driven by the average number of rigs on contract during a period, the average dayrates earned and economic utilization achieved by those rigs on contract. We have set out movements in these key indicators of performance in the sections below.
i.Average number of rigs on contract
We calculate the average number of rigs on contract by dividing the aggregate days our rigs (excluding managed rigs) were on contract during the reporting period by the number of days in that reporting period.
The average number of rigs on contract decreased to nine during the three months ended September 30, 2026, compared to 10 during the three months ended September 30, 2025. This resulted in a decrease in contract revenues of $10 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The decrease was primarily driven by the West Carina, as its contract in Brazil ended in June 2026, and therefore, was not on contract during the three months ended September 30, 2026, compared to being fully contracted during the three months ended September 30, 2025. The Sevan Louisiana and West Elara also operated for fewer days during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. These impacts were partially offset by the West Capella operating throughout the three months ended September 30, 2026, compared to being off contract during the three months ended September 30, 2025.
ii.Average contractual dayrates
We calculate the average contractual dayrate by dividing the aggregate contractual dayrates during a reporting period by the aggregate number of days for the reporting period.
The average contractual dayrate earned during the three months ended September 30, 2026 was $376 thousand compared to $330 thousand during the three months ended September 30, 2025, resulting in a $37 million increase in contract revenues in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
The increase was driven by higher dayrates for the West Jupiter, West Tellus and West Auriga operating in Brazil during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. These impacts were partially offset by lower dayrates for the West Vela and West Neptune operating in the U.S. Gulf of America, and the West Polaris operating in Brazil during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

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
The economic utilization for the three months ended September 30, 2026 was 95%, compared to 91% for the three months ended September 30, 2025, resulting in an $11 million increase in contract revenues in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to improved economic utilization on the West Polaris during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, along with the West Capella operating at higher than average economic utilization during the three months ended September 30, 2026. This was partially offset by lower economic utilization on the West Jupiter and West Neptune during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
iv.Deferred mobilization revenues
We receive fees for the mobilization of our rigs, where the associated revenue is recognized ratably over the expected term of the related drilling contract. As a result, we record a contract liability for mobilization fees received, which is amortized ratably to contract revenues as services are rendered over the term of the related drilling contract.
The amortization of deferred mobilization revenues increased by $9 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily attributable to revenues related to the West Elara recognized during the three months ended September 30, 2026, along with mobilization fees related to West Jupiter, West Tellus and West Capella following the start of their respective contracts in the first half of 2026. This was partially offset by a decrease in the recognition of mobilization fees related to West Carina during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, following the end of its contract in June 2026.

b) Reimbursable revenues
We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel and other services provided at their request in accordance with a drilling contract. We classify such revenues as reimbursable revenues.
For the three months ended September 30, 2026 and the three months ended September 30, 2025, reimbursable revenues related to rigs managed for the Sonadrill joint venture for long-term maintenance projects on the Sonangol Libongos and Sonangol Quenguela, along with reimbursable revenues related to services provided across various customers.
The increase of $13 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to incremental reimbursables on the Sonangol Quenguela related to long-term maintenance and capital projects, along with increased reimbursable revenues related to services provided across various customers.
2) Operating expenses
Total operating expenses include vessel and rig operating expenses, reimbursable expenses, depreciation of drilling units and equipment, amortization of intangibles, management contract expenses, and selling, general and administrative expenses.

	Three months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Vessel and rig operating expenses (a)	(211)	(191)	(20)	10%
Reimbursable expenses	(23)	(11)	(12)	109%
Depreciation and amortization (b)	(77)	(58)	(19)	33%
Management contract expenses	(48)	(49)	1	(2)%
Selling, general and administrative expenses	(25)	(27)	2	(7)%
Merger and integration related expenses	—	(1)	1	100%
Total operating expenses	(384)	(337)	(47)	14%
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

Vessel and rig operating expenses increased by $20 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in vessel and rig operating expenses primarily related to the West Capella commencing operations in Malaysia in March 2026, along with higher integrated services, repair and maintenance and personnel costs during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was partially offset by lower operating costs attributable to the West Carina being off contract during the three months ended September 30, 2026, compared to being on contract during the three months ended September 30, 2025.

b) Depreciation and amortization
The $19 million increase in depreciation and amortization for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is mainly related to long-term maintenance and capital projects across the fleet, and unfavorable contracts recorded as liabilities being fully amortized during 2025.
Depreciation of drilling units and equipment
Depreciation increased by $14 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, mainly attributable to long-term maintenance and capital projects across the fleet, primarily related to the West Neptune, West Tellus, West Vela, West Gemini, West Capella and Sevan Louisiana.
Amortization of intangibles
Amortization increased by $5 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, mainly attributable to unfavorable contracts recorded as liabilities being fully amortized during 2025 related to the West Tellus, West Carina and West Jupiter.
3) Interest expense
We incurred interest on our debt facilities as summarized below:

	Three months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
$700 million senior bond	(12)	—	(12)	100%
$575 million secured bond	—	(12)	12	(100)%
Unsecured senior convertible bond	(1)	(1)	—	—%
Other	(2)	(2)	—	—%
Total interest on debt facilities	(15)	(15)	—	—%
4) Financial and non-operating items

	Three months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Interest income	3	4	(1)	(25)%
Equity in earnings/(losses) of equity method investment (net of tax) (a)	5	(11)	16	(145)%
Other financial and non-operating items (b)	(48)	(4)	(44)	1100%
Total financial and non-operating items	(40)	(11)	(29)	264%
a) Equity in earnings/(losses) of equity method investment (net of tax)
The earnings during the three months ended September 30, 2026 and the three months ended September 30, 2025 related to Seadrill's proportion of earnings from Sonadrill.
The increase in earnings of $16 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily driven by the West Gemini being on contract in Angola throughout the three months ended September 30, 2026, compared to not operating during the three months ended September 30, 2025, as it was undergoing preparation activities for its contract that started in January 2026 in Angola.

b) Other financial and non-operating items
Other financial and non-operating items increased by $44 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily attributable to an unfavorable court judgment related to a claim on the redelivery of the West Hercules.
Refer to Note 13 - "Commitments and contingencies - Legal Proceedings - SFL Hercules Ltd." of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.

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
The $8 million increase in tax expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions and changes in the valuation allowance established for Switzerland in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Results for the nine months ended September 30, 2026 and September 30, 2025
The tables included below set out financial information for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Operating revenues	1,235	1,075	160	15%
Operating expenses	(1,095)	(1,025)	(70)	7%
Operating profit	140	50	90	180%
Interest expense	(46)	(45)	(1)	2%
Financial and non-operating items	(48)	(17)	(31)	182%
Profit/(loss) before income taxes	46	(12)	58	(483)%
Income tax expense	(54)	(55)	1	(2)%
Net loss	(8)	(67)	59	(88)%
1) Operating revenues

	Nine months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Contract revenues (a)	961	816	145	18%
Reimbursable revenues (b)	53	42	11	26%
Management contract revenues (c)	196	189	7	4%
Leasing revenues	25	25	—	—%
Other revenues	—	3	(3)	(100)%
Total operating revenues	1,235	1,075	160	15%
a) Contract revenues
i.Average number of rigs on contract
The average number of rigs on contract decreased from 10 in the nine months ended September 30, 2025 to nine in the nine months ended September 30, 2026. The decrease in total days on contract resulted in lower contract revenues of $13 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The decrease was primarily driven by fewer operating days on the West Jupiter and West Tellus, which were undergoing contract preparation activities during the nine months ended September 30, 2026, for contracts that started in March 2026 and June 2026, respectively, compared to being fully contracted during the nine months ended September 30, 2025. In addition, the West Carina finished its contract in Brazil in June 2026 compared to being fully contracted during the nine months ended September 30, 2025.
The decrease was partially offset by the West Neptune and West Polaris, operating throughout the nine months ended September 30, 2026 compared to being partially contracted during the nine months ended September 30, 2025, along with the West Capella starting its contract in March 2026 compared to the nine months ended September 30, 2025, during which the rig was operating for less days.
ii.Average contractual dayrates
The average contractual dayrate earned during the nine months ended September 30, 2026 was $360 thousand compared to $328 thousand during the nine months ended September 30, 2025, resulting in a $73 million increase in contract revenues in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The increase was primarily driven by higher dayrates for the West Jupiter, West Tellus, and West Auriga operating in Brazil during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. These impacts were partially offset by lower dayrates for the West Vela and Sevan Louisiana operating in the U.S. Gulf of America, and the West Polaris operating in Brazil during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

iii.Economic utilization for rigs on contract
The economic utilization for the nine months ended September 30, 2026 was 95%, compared to 90% for the nine months ended September 30, 2025, resulting in a $51 million increase in contract revenues in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The increase was primarily due to improved economic utilization on the West Tellus, West Polaris, West Auriga, West Carina and Sevan Louisiana during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was partially offset by lower economic utilization on the West Neptune and West Saturn during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
iv.Deferred mobilization revenues
The amortization of deferred mobilization revenues increased by $17 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to revenues related to the West Elara recognized during the nine months ended September 30, 2026, along with mobilization fees related to West Jupiter following the start of its contract in March 2026, partially offset by decreased mobilization fees related to the West Capella during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
v.Other items
Contract revenues include integrated services, performance bonuses and add-on sales.
There was an increase in contract revenues of $17 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily attributable to the West Capella, West Vela, West Neptune and Sevan Louisiana earning increased revenues from integrated services during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
b) Reimbursable revenues
The increase of $11 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to incremental reimbursables on the Sonangol Quenguela related to long-term maintenance and capital projects, along with increased reimbursable revenues related to services provided across various customers.
c) Management contract revenues
Management contract revenues include revenues related to contracts where we provide management, operational and technical support services and are comprised of revenues from our joint venture, Sonadrill, relating to the Sonangol Libongos, Sonangol Quenguela and West Gemini.
Management contract revenues increased by $7 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher management fees on the Sonangol Libongos, Sonangol Quenguela and the West Gemini.
Refer to Note 10 - "Related party transactions" of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.
2) Operating expenses

	Nine months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Vessel and rig operating expenses (a)	(607)	(550)	(57)	10%
Reimbursable expenses	(52)	(42)	(10)	24%
Depreciation and amortization (b)	(220)	(169)	(51)	30%
Management contract expenses (c)	(136)	(187)	51	(27)%
Selling, general and administrative expenses	(79)	(76)	(3)	4%
Merger and integration related expenses	(1)	(1)	—	—%
Total operating expenses	(1,095)	(1,025)	(70)	7%
a) Vessel and rig operating expenses
Vessel and rig operating expenses increased by $57 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. There was a $72 million increase primarily related to the West Capella commencing operations in Malaysia in March 2026 and the West Polaris commencing operations in Brazil in February 2025, along with higher integrated services, repair and maintenance and personnel costs during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This was partially offset by a $15 million decrease in vessel and rig operating expenses during the nine months ended September 30, 2026, attributable to the West Jupiter and West Tellus preparing for contracts that started in March and June 2026, respectively, compared to operating throughout the nine months ended September 30, 2025, along with lower deferred mobilization amortization costs for contracts in Brazil completed during the first quarter of 2026.

b) Depreciation and amortization

The $51 million increase in depreciation and amortization for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was mainly attributable to capital projects on the West Auriga and West Polaris and unfavorable contracts recorded as liabilities being fully amortized during 2025.
Depreciation of drilling units and equipment
Depreciation increased by $37 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly attributable to long-term maintenance and capital projects across the fleet, primarily related to the West Neptune, West Vela, West Gemini, West Capella, West Tellus, West Saturn and Sevan Louisiana.
Amortization of intangibles
Amortization expense increased by $14 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly attributable to unfavorable contracts recorded as liabilities being fully amortized during 2025 related to the West Tellus, West Jupiter and West Carina.
c) Management contract expenses
Management contract expenses include costs related to Sonadrill's rigs, Sonangol Quenguela and Sonangol Libongos, and the Seadrill rig leased to Sonadrill, the West Gemini.
Management contract expenses decreased by $51 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily attributable to estimated damages recognized following the unfavorable court judgment related to fees for arranging the Sonadrill joint venture during the nine months ended September 30, 2025, not recurring in the nine months ended September 30, 2026.
3) Interest expense
We incurred interest on our debt facilities as summarized below:

	Nine months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
$700 million senior bond	(12)	—	(12)	100%
$575 million secured bond	(25)	(36)	11	(31)%
Unsecured senior convertible bond	(4)	(4)	—	—%
Other	(5)	(5)	—	—%
Total interest on debt facilities	(46)	(45)	(1)	2%
4) Financial and non-operating items

	Nine months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Interest income	9	11	(2)	(18)%
Equity in earnings of equity method investment (net of tax) (a)	13	3	10	333%
Other financial and non-operating items (b)	(70)	(31)	(39)	126%
Total financial and non-operating items	(48)	(17)	(31)	182%
a) Equity in earnings of equity method investment (net of tax)
The increase in earnings of $10 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the West Gemini being on contract for more days and an increased dayrate for Sonangol Quenguela operating in Angola during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This was partially offset by the Sonangol Libongos operating at a lower dayrate, along with the impact of higher management fees for the West Gemini, Sonangol Libongos and Sonangol Quenguela in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
b) Other financial and non-operating items
Other financial and non-operating items increased by $39 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a loss on debt extinguishment of the 2030 Notes and an unfavorable court judgment related to a claim on the redelivery of the West Hercules recognized during the nine months ended September 30, 2026. This was partially offset by a recovery of costs during the nine months ended September 30, 2026, along with the recognition of VAT liabilities and a provision for assets sold during the nine months ended September 30, 2025, which did not recur during the nine months ended September 30, 2026.
Refer to Note 13 - "Commitments and contingencies - Legal Proceedings - SFL Hercules Ltd." of our unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q, for additional details.

5) Income tax expense
The $1 million decrease in tax expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects changes in the Company's mix of pre-tax income and loss among tax jurisdictions and changes in valuation allowances established for Switzerland and Brazil.
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
During the three months ended September 30, 2026, the Company repurchased an aggregate of 547,674 Shares with a weighted average Share price of $40.34, amounting to approximately $22 million. During the nine months ended September 30, 2026, the Company repurchased an aggregate of 1,058,752 Shares with a weighted average Share price of $39.53, amounting to approximately $42 million. During the three and nine months ended September 30, 2025, the Company did not repurchase Shares.
From commencement of the Share repurchase program through September 30, 2026, the Company repurchased an aggregate of 7,773,004 Shares with a weighted average Share price of $42.98, amounting to approximately $334 million. As of September 30, 2026, approximately $166 million of the $500 million authorized amount remained available under the Share repurchase program.
On September 22, 2026, September 30, 2024 and December 16, 2024, the Company canceled 1,058,752, 4,213,349 and 2,500,903 treasury Shares, respectively, repurchased under this program.
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
As of September 30, 2026, Seadrill had available liquidity of $735 million, which consisted of unrestricted cash of $483 million and available borrowings under our Revolving Credit Facility of $252 million. Our cash on hand, available borrowings under the Revolving Credit Facility, and contract and other revenues are expected to generate sufficient cash flow to fund our anticipated debt service and working capital requirements for the next 12 months.
The table below shows total available liquidity, which consists of unrestricted cash and undrawn Revolving Credit Facility borrowings, as of each date presented.

(In $ millions)	September 30, 2026	December 31, 2025
Unrestricted cash	483	339
Undrawn Revolving Credit Facility	252	185
Total available liquidity	735	524

We have shown our sources and uses of cash by category of cash flows in the table below:

	Nine months ended September 30,
(In $ millions, except percentages)	2026	2025	Change	Change %
Net cash provided by operating activities (a)	155	12	143	1192%
Net cash used in investing activities (b)	(54)	(91)	37	(41)%
Net cash provided by financing activities (c)	40	—	40	100%
Effect of exchange rate changes on cash	—	2	(2)	(100)%
Change in period	141	(77)	218	(283)%
a) Net cash provided by operating activities
Cash flows from operating activities includes cash receipts from customers, cash paid to employees and suppliers (except for additions to drilling units and equipment), interest and dividends received (except for returns of capital), interest paid, income taxes paid and other operating cash payments and receipts.
Net cash provided by operating activities during the nine months ended September 30, 2026 was $155 million compared to $12 million for the nine months ended September 30, 2025. The $143 million increase in net cash provided by operating activities in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was mainly driven by the impact of improved operating results and reduced disbursements to suppliers. These were partially offset by the timing of receipts from customers and our related party, Sonadrill, and increased mobilization costs incurred primarily related to the West Tellus, West Jupiter and West Capella.
b) Net cash used in investing activities
Net cash used in investing activities during the nine months ended September 30, 2026 was $54 million compared to $91 million during the nine months ended September 30, 2025. The net cash used in investing activities during the nine months ended September 30, 2026 represented capital expenditures primarily on the West Tellus, West Jupiter, West Carina and West Capella and the acquisition of capital spares, compared to capital expenditures mainly on the West Neptune, West Elara and West Auriga and the acquisition of capital spares during the nine months ended September 30, 2025.
c) Net cash provided by financing activities
Net cash provided by financing activities of $40 million during the nine months ended September 30, 2026 primarily consisted of proceeds from the issuance of the $700 million aggregate principal amount of the 2034 Notes, partially offset by the redemption of the $575 million aggregate principal amount of the 2030 Notes, the payment of a make-whole premium of $25 million in connection with the redemption of the 2030 Notes, debt issuance cost payments of $16 million and Share repurchases of $42 million.
3) Borrowing Activities
An overview of our debt as of September 30, 2026 is presented in the table below:

(In $ millions)	Principal Value	Debt Issuance Costs	Carrying Value	Maturity Date
Unsecured
$700 million senior bond	700	(13)	687	July 2034
Unsecured senior convertible bond	50	—	50	August 2028
Total debt	750	(13)	737
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
The Revolving Credit Facility, at Seadrill Finance’s option, bears interest at a rate of either (i) the applicable Term Secured Overnight Financing Rate (“SOFR”) Rate (as defined in the Credit Agreement) or (ii) the Daily Simple SOFR (as defined in the Credit Agreement), in each case plus an applicable margin. For both the Term SOFR Rate and Daily Simple SOFR, the applicable margin ranges from 2.50% to 3.50% per annum based on Seadrill's credit ratings. As of September 30, 2026, the applicable margin was 2.50% per annum. The Revolving Credit Facility also incurs a commitment fee on undrawn amounts at a rate of 0.50% per annum. No funded borrowings have been made under the Revolving Credit Facility to date.

During the third quarter of 2025, the Company issued a NOK403 million guarantee ($41 million as of September 30, 2026) under the Revolving Credit Facility related to the SFL Hercules Ltd. claim. As of September 30, 2026, outstanding letters of credit and bank guarantees under the Revolving Credit Facility totaled approximately $48 million, which reduced the Company’s available capacity under the Revolving Credit Facility to $252 million.
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
Bilateral Facility
Seadrill Rig Holding Company Limited, a subsidiary of Seadrill, has an uncommitted bilateral facility with DNB Bank ASA (the “Bilateral Facility”), which permits the issuance of letters of credit and bank guarantees for our account. The Bilateral Facility provides up to $25 million of capacity, where reimbursement obligations under the Bilateral Facility are secured on a pari passu basis with the collateral that secures the Credit Agreement. We pay a fee of 1% on outstanding letters of credit and bank guarantees issued under the Bilateral Facility. As of September 30, 2026, we had approximately $25 million of outstanding letters of credit and bank guarantees issued under the Bilateral Facility.
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
As of September 30, 2026, Seadrill was in compliance with these financial covenants.
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
For a discussion of our critical accounting estimates, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in our 2025 10-K. As of September 30, 2026, there have been no material changes to the judgments, assumptions and estimates upon which our critical accounting policies and estimates are based.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with participation from the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026. Based on that evaluation and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, providing effective means to ensure the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the three months ended September 30, 2026, Seadrill repurchased outstanding common shares as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (1)
July 1 - July 31	497,360	$40.11	497,360	$168,289,382
August 1 - August 31	50,314	42.58	50,314	166,146,864
September 1 - September 30	—	—	—	166,146,864
Total	547,674	$40.34	547,674	$166,146,864
(1) Relates to the $500 million Share repurchase program authorized by the Company's Board of Directors and announced on May 16, 2024, which will run through December 31, 2026, as authorized by the Company's Board of Directors and announced on June 22, 2026.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 4, 2026
	By:	/s/ Grant Creed Grant Creed Executive Vice President and Chief Financial Officer (duly authorized officer, principal financial officer, principal accounting officer)